Form 10-Q
period 1996-03-31
STIMSONITE CORP
filed 1996-05-15
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 1996

        [ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from _________ to __________

                         Commission file number 0-22978

                             STIMSONITE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                   36-3718658
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization )                 Identification Number)

            7542 N. Natchez Avenue
               Niles, Illinois                            60714
   (Address of principal executive offices)             (Zip Code)

                                 (847) 647-7717
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 30, 1996 was 8,850,900.


                             STIMSONITE CORPORATION

                                      Index

                                                                                         Page
Part I.       Financial Information

Item 1.       Condensed Consolidated Financial Statements
                      Condensed Consolidated Statements of Operations                       3
                      Condensed Consolidated Balance Sheets                               4-5
                      Condensed Consolidated Statement of Cash Flows                        6
                      Notes to Condensed Consolidated Financial Statements                7-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        9-13

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                             14

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands Except Share Information)
                                   (Unaudited)

                                                                Quarter Ended                             Year Ended
                                                       ---------------------------------       ---------------------------------
                                                             3/31/96            4/2/95               3/31/96            4/2/95
                                                             -------            ------               -------            ------

Net sales  ......................................            $13,425             $7,911              $73,633            $55,498
Cost of goods sold ..............................              9,030              4,878               45,777             27,294
                                                       --------------    ---------------       --------------    ---------------

Gross profit ....................................              4,395              3,033               27,856             28,204

Operating expenses:
     Selling and administrative .................              3,845              2,695               14,299             11,593
     Research and development ...................                792                750                3,131              2,496
     Amortization of intangibles ................                709                697                2,827              2,763
                                                       --------------    ---------------       --------------    ---------------
Total operating expenses  .......................              5,346              4,142               20,257             16,852
                                                       --------------    ---------------       --------------    ---------------

Operating income (loss)  ........................               (951)            (1,109)               7,599             11,352

Interest expense ................................                674                522                2,758              1,917
Joint venture partnership loss ..................               ---                 ---                  111                197
Other (income)  .................................               ---                 ---                  ---               (206)
                                                       --------------    ---------------       --------------    ---------------

Income (loss) before provision for income
  taxes and extraordinary item  .................             (1,625)            (1,631)               4,730              9,444

Provision (benefit) for income taxes  ...........               (633)              (650)               2,131              3,585
                                                       --------------    ---------------       --------------    ---------------
Net income (loss)  ..............................              ($992)             ($981)              $2,599             $5,859
                                                       ==============    ===============       ==============    ===============


Income (loss) per common and common equivalent share:

Net income (loss) ...............................             ($0.11)            ($0.11)               $0.29              $0.64
                                                       ==============    ===============       ==============    ===============


Average number of common and
  common equivalent shares outstanding ..........          9,033,201          9,087,730            9,097,701          9,084,874
                                                       ==============    ===============       ==============    ===============



See Accompanying Notes

                  STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                        3/31/96             12/31/95
                                                                                       -------             --------
                                                                                      (Unaudited)          (Audited)
                                      ASSETS

Current assets
       Cash and cash equivalents.....................................                        $343                $251

       Trade accounts receivable, less allowance for doubtful
            accounts of $1,076 and $895 .............................                      13,782              18,144

       Inventories...................................................                      16,440              14,848

       Prepaid expenses and other....................................                       1,085                 901

       Deferred tax assets...........................................                       1,365               1,365
                                                                                    --------------     ---------------

                              Total current assets...................                      33,015              35,509

Property, plant and equipment, net...................................                      12,100              11,890

Intangible assets, net...............................................                      16,155              16,884

Deferred financing costs, net........................................                         789                 892

Long-term deferred tax assets and other..............................                       2,440               2,421
                                                                                    --------------     ---------------

                              Total Assets...........................                     $64,499             $67,596
                                                                                    ==============     ===============



See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                        3/31/96             12/31/95
                                                                                       -------             --------
                                                                                      (Unaudited)          (Audited)

                                   LIABILITIES

Current liabilities:
          Accounts payable...........................................                      $5,508              $7,008

          Current maturities of long-term debt ......................                       3,391               3,243

          Accrued income taxes.......................................                         838               1,527

          Other accrued expenses.....................................                       4,863               4,254
                                                                                    --------------     ---------------

                   Total current liabilities.........................                      14,600              16,032

Accrued post-retirement benefits.....................................                         631                 631

Long-term debt.......................................................                      24,490              24,703
                                                                                    --------------     ---------------
                   Total liabilities.................................                      39,721              41,366



                              STOCKHOLDERS' EQUITY

          Total stockholders' equity.................................                      24,778              26,230
                                                                                    --------------     ---------------

                   Total Liabilities and Stockholders' Equity........                     $64,499             $67,596
                                                                                    ==============     ===============



See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Thousand)
                                   (Unaudited)

                                                                             Quarter Ended                      Year Ended
                                                                       ---------------------------      ---------------------------
                                                                           3/31/96         4/2/95           3/31/96        4/2/95
                                                                           -------         ------           -------        ------
Cash flows from operating activities:
      Net income (loss) .............................................        $(992)         $(981)           $2,599         $5,859
           Adjustments to reconcile net income (loss) to net
               cash provided by operating activities:
               Depreciation .........................................          759            495             2,830          1,942
               Amortization of intangibles, deferred financing
                    costs and discount on long-term debt  ...........          832            746             3,298          3,048
               Provision for uncollectible accounts .................           -              -                303            259
               Deferred income taxes ...............................            -              -             (1,204)          (145)
               Extraordinary item  ..................................           -              -                 -             143
               Joint venture partnership loss  ......................           -              -                111            197

           Changes in assets and liabilities:
               Trade account receivables  ...........................        4,362          3,063             2,618         (2,565)
               Inventories  .........................................       (1,592)        (2,285)           (3,676)        (2,552)
               Prepaid expenses and other  .........................          (184)          (126)             (139)          (178)
               Accounts payable  ...................................        (1,487)           399            (3,451)         1,675
               Other accrued expenses  .............................            47           (113)              (52)          (139)
               Accrued employee benefits  ..........................           471           (616)              212            376
               Accrued warranty  ...................................            78            100               188           (173)
               Accrued income taxes  ...............................          (689)        (1,553)              522         (1,222)
                                                                       ------------    -----------      ------------   ------------

                 Net cash provided by (used in) operating activities         1,605           (871)            4,159          6,525
                                                                       ------------    -----------      ------------   ------------

Cash flows from investing activities:
      Purchase of property, plant and equipment  ...................          (969)          (535)           (4,186)        (2,418)
      Acquisition of Pave-Mark .....................................            -              -             (7,961)            -
      Investment in joint venture partnership  .....................           (19)           (30)             (100)          (214)
      Other  .......................................................            -              (3)             (100)          (203)
                                                                       ------------    -----------      ------------   ------------
                    Net cash used in investing activities  .........          (988)          (568)          (12,347)        (2,835)
                                                                       ------------    -----------      ------------   ------------
Cash flows from financing activities:
      Net proceeds from the issuance of common stock ...............            45             -                160             10
      Payment to reacquire common stock  ..........................           (298)            -               (792)            -
      Payments on notes receivable on common stock  ................            -              30                31             30
      Proceeds from long-term debt  ................................           450          2,000            11,250          2,500
      Payments on long-term debt  ..................................          (515)          (777)           (2,833)        (6,181)
      Cash overdraft ..............................................             -              -                926             -
      Financing fees paid in connection with debt refinancing ......            -              -               (151)           (35)
                                                                       ------------    -----------      ------------   ------------
                    Net cash provided by (used in)
                        financing activities  ......................          (318)         1,253             8,591         (3,676)

                    Effect of exchange rate changes on cash .........         (207)            19              (256)             3
                                                                       ------------    -----------      ------------   ------------

Net increase (decrease) in cash and cash equivalents ................           92           (167)              147             17
Cash and cash equivalents, beginning of period ......................          251            363               196            179
                                                                       ------------    -----------      ------------   ------------
Cash and cash equivalents, end of period  ...........................         $343           $196              $343           $196
                                                                       ============    ===========      ============   ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest  .....................         $571           $433            $2,366         $1,737
                                                                       ============    ===========      ============   ============
      Cash paid during the period for income taxes  .................         $155           $903            $2,984         $4,376
                                                                       ============    ===========      ============   ============

See Accompanying Notes

                       NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                  (Unaudited)


Note 1 - Financial Information

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial information presented reflects all adjustments that are necessary to a fair statement of results for the interim period presented. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

The Company's business is highly seasonal and accordingly comparative trailing full year information is provided. The financial information included herein at March 31, 1996 and for the periods ended March 31, 1996 and April 2, 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the Company's financial position as of that date and results of operations for those periods. The information in the condensed consolidated balance sheet at December 31, 1995 was derived from the Company's consolidated financial statements included in the 1995 Form 10-K.


Note 2 - Inventories

Inventories consist of the following:

                                       3/31/96          12/31/95
                                       -------          --------
                                     (Unaudited)        (Audited)
Raw materials                           $4,816            $4,735
Work in process                          4,065             4,062
Finished goods                           7,559             6,051
                                        ------            ------
                                       $16,440           $14,848
                                        ======            ======

Note 3 - Income Taxes

The differences between the statutory federal income tax rate and the effective tax rates for the quarters and years ended March 31, 1996 and April 2, 1995 are as follows:


                                             Qtr Ended   Year Ended     Qtr Ended  Year Ended
                                             ---------   ----------     ---------  ----------
                                                 March 31, 1996             April 2, 1995
                                           ------------------------    ----------------------

Statutory rate                                (34.0)        34.0          (34.0)       34.0

State franchise rate                           (5.0)         5.0           (5.0)        5.0

Inability to utilize foreign
     operating losses                           1.0          6.8                        1.2

Net operating loss utilized                                                            (3.2)

Provision for contingencies                                  5.8

Reversal of opening domestic
     valuation allowance                                    (6.8)

Other items                                    (1.0)         0.3           (0.9)        1.0
                                           --------    ---------       --------    --------

                                              (39.0)        45.1          (39.9)       38.0
                                           ========    =========       ========    ========

Note 4 - Subsequent Event


On April 25, 1996, the Company purchased 20 acres of raw land in Waukegan, Illinois, a suburb of Chicago, for use as the future headquarters and manufacturing facility for the Company. The purchase price of the land was $3.5 million which was financed by $2.8 million in short term debt and borrowings under the Company's bank credit facility. The additional cost of completing the facility is expected to approximate $10.5 million and is expected to be completed by the middle of 1997. The Company anticipates financing these additional costs as well as refinancing the $2.8 million in short term debt with long term debt. The Company is currently in the early stages or arranging for the long term debt to finance this project, and there can be no guarante or assurance that such long term debt will be obtained.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarters and years ended March 31, 1996 and April 2, 1995. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1995 Form 10-K.

The Company manufactures and markets highway delineation products and optical film used in a variety of applications where optical performance is important.


Seasonality and Quarterly Results
- - ---------------------------------
The Company's sales are highly seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While interest and sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 18.0% and 26.0% of net sales in the first quarters. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.


Results of Operations
- - ---------------------
The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior period.

                                       Percentage of        Percentage        Percentage of        Percentage
                                         Net Sales          Change from         Net Sales          Change from
                                       Quarter Ended           Prior           Year Ended             Prior
                                     3/31/96     4/2/95       Period       3/31/96    4/2/95         Period
                                     -------     ------       ------       -------    ------         ------

Net sales                             100.0%     100.0%        69.7%      100.0%     100.0%         32.7%

Cost of goods sold                     67.3       61.7         85.1         62.2       49.2          67.7

Gross profit                           32.7       38.3         44.9         37.8       50.8          (1.2)

Selling and administrative             28.6       34.1         42.7         19.4       20.9          23.3

Research and development                5.9        9.5          5.6          4.3        4.5          25.4

Amortization of intangibles             5.3        8.8          1.7          3.8        5.0           2.3

Operating income (loss)                (7.1)     (14.0)        14.2         10.3       20.5         (33.0)

Interest expense                        5.0        6.6         29.1          3.7        3.5          43.9

Joint venture partnership loss          -          -            -            0.2        0.4         (43.7)

Income (loss) before provision
  for income taxes                    (12.1)     (20.6)         0.4          6.4       17.0         (49.9)

Net income (loss)                      (7.4)     (12.4)         1.1          3.5       10.6         (55.6)

Quarter Ended  March 31, 1996
Compared to
Quarter Ended  April 2, 1995

Net sales of $13.4 million for the quarter ended March 31, 1996 increased $5.5 million or 69.7% over the comparable fiscal 1995 quarter. Domestic highway delineation sales increased by 112% compared with the first quarter of 1995. Excluding the effect of the Company's thermoplastic operations, which were acquired in the second quarter of 1995, domestic highway delineation and optical film revenues advanced 25%. International sales increased by 15% in the quarter but were virtually even with last year's first quarter after excluding the effect of the acquired business. The disappointing performance in international markets results from the soft market demand in certain European markets and a deferral of expected orders in the Asian markets.

Cost of goods sold for the first quarter of 1996 totaled $9.0 million compared to $4.9 million in 1995. As a percentage of net sales, costs of goods sold increased from 61.7% in the first quarter of 1995 to 67.3% in 1996. Excluding the effect of the acquired thermoplastic business, cost of goods sold as a percentage of net sales was 57.2% in the 1996 period compared to 61.7% in 1995. The acquired thermoplastic business has historically generated a substantially lower gross margin than Stimsonite's other operations. International cost of goods as a percentage of net sales increased due to product mix and reduced unit selling prices in response to competition in foreign markets, while domestic cost of goods as a percentage of net sales decreased due to product mix, manufacturing efficiencies and the spreading of fixed plant administration costs over higher sales volume.

Gross margin of 33% achieved in the first quarter of 1996 compares to a 38% gross margin achieved in the same period of 1995. Excluding the effect of the acquired business, gross margin increased slightly compared to the margin earned in 1995.

Selling and administrative expenses for the first quarter of 1996 were $3.8 million, an increase of $1.1 million. The increase was largely attributable to the acquired operations and increased domestic sales commissions related to sales product mix. Excluding the effect of the thermoplastic operations, selling and administrative expenses were $2.9 million in the first quarter of 1996 compared to $2.7 million in 1995.

Research and development expenses were essentially flat as increased spending for new product development and improvements in existing product quality were offset by lower tooling expenses. As a percentage of net sales, research and development expenses were 5.9% in the 1996 period compared to 9.5% in 1995.

Interest expense was $0.7 million in the first quarter of 1996 an increase of $0.2 million compared to 1995. The increase was primarily related to increased debt resulting from the acquisition.


Year Ended  March 31, 1996
Compared to
Year Ended  April 2, 1995

Net sales for the year ended March 31, 1996 were $73.4 million an increase of $18.1 million or 32.7% compared to the year ended April 2, 1995. Excluding the effect of the thermoplastic acquisition, net sales decreased $2.0 million or 3.6%.

Cost of goods sold for the year ended March 31, 1996 totaled $45.8 million compared to $27.3 million in 1995. The 67.7% increase was primarily related to the acquisition and product mix. Excluding the effect of the thermoplastic acquisition, cost of goods sold was $28.6 million for the year 1996 period.

Selling and administrative expenses for the year ended March 31, 1996 totaled $14.3 million, an increase of $2.7 million or 23.3% compared to a year earlier. The increase was principally a result of the acquisition. Excluding the effect of this acquisition, selling and administrative expenses were $11.5 million for the 1996 period.

Research and development expenses for the year ended March 31, 1996 were $3.1 million compared to $2.5 million a year earlier. As a percentage of net sales, research and development expenses were 4.3% for the year ended March 31, 1996 compared to 4.5% for a year earlier.

Interest expense for the year ended March 31, 1996 was $2.8 million, an increase of $0.8 million or 43.9% compared to the year earlier. The increase was primarily related to increased debt resulting from the acquisition.



Liquidity and Capital Resources
- - -------------------------------

The Company finances working capital expenditures through internally generated funds, revolving credit and working capital borrowings. During the quarter ended March 31, 1996, the Company repaid $0.1 million in excess of advances on bank debt as the result of minimal changes in working capital requirements.

The Company's sales are highly seasonal, with domestic revenues tending to be highest in the second and third quarter of the year consistent with the domestic highway maintenance and construction season. The Company builds working capital, principally accounts receivable and inventory, during the second and third quarters to support sales. Positive cash flow from operations is generally realized in the third quarter as cash collections are higher than production levels and in the fourth quarter of the year as production and related expenditures seasonally decline and accounts receivable are collected. Conversely, the Company generally experiences negative cash flow in the first quarter, when sales are lower, and in the second quarter, when the Company is building working capital but has not yet collected revenues from second quarter sales. The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during these quarters. As a result of seasonal fluctuations and lower than expected working capital needs, the Company realized $1.6 million from operating activities in the first quarter of 1996, compared to expending $0.9 million in the first quarter of 1995. The Company realized $4.1 million from operating activities in the year ended the first quarter of 1996, compared to $6.5 million from operating activities in the year ended the first quarter of 1995. Lower operating income was the primary reason for the decrease in cash flow from operating activities.

Excluding amounts expended for the Company's new facility in Waukegan, Illinois, the Company expects capital expenditure spending for additions and replacements to approximate $4.0 million in each of 1996 and 1997 with funding to be principally provided from internally generated funds. Maximum permitted capital expenditure levels under the Company's credit agreement are $3.5 million in each of 1996 and 1997 as adjusted for unused spending capacity in the immediate prior year. To the extent necessary to meet its capital expenditure requirements, the Company intends to seek approval from its lenders; however there can be no assurance that such approval, if required, could be obtained.

The Company currently uses the major portion of its manufacturing capacity and intends to expand this capacity in 1997. In April 1996, the Company purchased a 20 acre site in Waukegan, Illinois for use as the future headquarters and manufacturing facility for the Company. The purchase price of the land was $3.5 million which was financed by $2.8 million in short term debt and borrowings under the Company's bank credit facility. The additional cost of completing the facility is expected to approximate $10.5 million and is expected to be completed by the middle of 1997. The Company anticipates financing these additional costs as well as refinancing the $2.8 million in short term debt with long term borrowings.

In October 1995 the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. As of March 31, 1996, the Company had purchased 94,000 shares of its common stock at an average price of $8.42 per share. Completion of this stock repurchase program will be dependent upon approval of the Company's lenders under the credit agreement.

At March 31, 1996, the Company's outstanding borrowings under its credit facility consisted of $14.6 million of term loans and $13.3 million in revolving loans. At March 31, 1996, the additional amount available under the revolving loan portion of the credit agreement after consideration of all borrowing base limitations and outstanding loans was $3.7 million. The Company is required to make scheduled payments under its credit facility of $3.2 million in 1996 and $3.8 million in 1997. The Company intends to meet these obligations with internally generated funds.

The Company expects that cash flow from operations and borrowings under the credit facility will be sufficient to fund working capital needs and capital expenditures and make mandatory principal payments under its credit facility through 1997. The Company is currently seeking additional financing to fund the construction of its new manufacturing and corporate headquarters.

From time to time, the Company considers possible acquisitions of businesses complimentary to the Company's business. It is likely that any significant acquisition would be funded with additional long term debt.

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to product demand, international prospects, ability to meet short and long term debt requirements, expected cash flow from operations, and projected capital spending levels. The actual results or outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including (i) changes in economic conditions and (ii) pricing and other actions taken by competitors.

                           Part II - Other Information
                           ---------------------------





Item 6 - Exhibits and Reports of Form 8-K

(A)    Exhibits
       11.1-Statement Regarding Computation of Per Share Earnings.

(B)    Reports on Form 8-K
       There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15, 1996                 STIMSONITE CORPORATION


                                   THOMAS C. RATCHFORD
                                   -------------------
                                   Thomas C. Ratchford
                                   Vice President-Finance, Treasurer,
                                   Secretary and Chief Financial Officer
                                   (Its Duly Authorized Officer and
                                   Principal Financial and Accounting Officer)

                                  Exhibit Index
                                  -------------


                                                                     Sequential
Exhibit                                                                 Page
Number                Description                                      Number
- - ------                -----------                                      ------


11.1     Statement Regarding Computation of Per Share Earnings           17

27.1     Financial Data Schedule                                         18