Form 10-Q
period 1996-06-30
STIMSONITE CORP
filed 1996-08-15
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended June 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of July 26, 1996 was 8,839,150.


                             STIMSONITE CORPORATION

                                     Index

                                                                       Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements
                Condensed Consolidated Statements of Operations           3
                Condensed Consolidated Balance Sheets                   4-5
                Condensed Consolidated Statement of Cash Flows            6
                Notes to Condensed Consolidated Financial Statements    7-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           10-16

Part II.        Other Information

Item 4. Submission of Matters to a Vote of Security Holders              17

Item 6. Exhibits and Reports on Form 8-K                                 18


                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Information)
                                   (Unaudited)

                                             Quarter Ended                  Six Months Ended                 Year Ended
                                      ----------------------------   ----------------------------   ----------------------------
                                      June 30, 1996   July 2, 1995   June 30, 1996   July 2, 1995   June 30, 1996   July 2, 1995
                                      -------------   ------------   -------------   ------------   -------------   ------------
Net sales                                  $24,240        $16,111         $37,665        $24,022         $81,762        $54,677
Cost of goods sold                          15,099          8,744          24,129         13,622          52,132         28,391
                                      -------------   ------------   -------------   ------------   -------------   ------------

Gross profit                                 9,141          7,367          13,536         10,400          29,630         26,286

Operating expenses:
     Selling and administrative              3,653          3,182           7,498          5,877          14,770         12,037
     Research and development                  618            792           1,410          1,542           2,957          2,735
     Amortization of intangibles               710            702           1,419          1,399           2,835          2,776
                                      -------------   ------------   -------------   ------------   -------------   ------------
Total operating expenses                     4,981          4,676          10,327          8,818          20,562         17,548
                                      -------------   ------------   -------------   ------------   -------------   ------------
Operating income                             4,160          2,691           3,209          1,582           9,068          8,738

Joint venture partnership loss                                 89                             89              22            220
Interest expense                               740            610           1,414          1,132           2,888          1,996
Other income                                   ---            ---             ---            ---             ---           (206)
                                      -------------   ------------   -------------   ------------   -------------   ------------
Income before provision for income
  taxes and extraordinary item               3,420          1,992           1,795            361           6,158          6,728

Provision for income taxes                   1,356            798             723            148           2,689          2,661

                                      -------------   ------------   -------------   ------------   -------------   ------------
Net income                                  $2,064         $1,194          $1,072           $213          $3,469         $4,067
                                      =============   ============   =============   ============   =============   ============

Net income (loss) per common and
common equivalent shares                     $0.23          $0.13           $0.12            $0.02         $0.38          $0.45
                                      =============   ============   =============   ============   =============   ============
Average number of common and
common equivalent shares outstanding     9,016,494      9,132,405       9,024,848      9,125,910       9,068,980      9,105,005

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         6/30/96          12/31/95
                                                                         -------          --------
                                                                       (Unaudited)        (Audited)
                              ASSETS
Current assets
         Cash and cash equivalents                                           $241             $251

         Trade accounts receivable less allowance for doubtful
                accounts of $1,061 and $895                                 22,566           18,144

         Inventories                                                       15,758           14,848

         Prepaid expenses and other                                         1,081              901

         Deferred tax assets                                                1,365            1,365
                                                                     -------------     ------------

                              Total current assets                         41,011           35,509

Property, plant and equipment, net                                         16,153           11,890

Intangible assets, net                                                     15,551           16,884

Deferred financing costs, net                                                 687              892

Long term deferred tax assets and other                                     2,588            2,421
                                                                     -------------     ------------

                              Total Assets                                $75,990          $67,596
                                                                     =============     ============


See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         6/30/96          12/31/95
                                                                         -------          --------
                                                                       (Unaudited)        (Audited)

                                LIABILITIES
Current liabilities:
         Accounts payable                                                  $8,250           $7,008

         Current maturities of long-term debt                               3,539            3,243

         Accrued income taxes                                               2,165            1,527

         Other accrued expenses                                             4,882            4,254
                                                                      -----------       ----------

                    Total current liabilities                              18,836           16,032

Accrued postretirement benefits                                               631              631

Long-term debt                                                             29,677           24,703
                                                                      -----------       ----------

                    Total liabilities                                      49,144           41,366



                            STOCKHOLDERS' EQUITY

         Total stockholders' equity                                        26,846           26,230
                                                                      -----------       ----------

                    Total Liabilities and Stockholders' Equity            $75,990          $67,596
                                                                      ===========       ==========


See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Thousand)

                                                                                     Six Months Year Ended
                                                                   ----------------------------------------------------------
                                                                     6/30/96        7/2/95         6/30/96         7/2/95
                                                                   ------------   ------------   ------------    ------------

Cash flows from operating activities:
      Net income                                                        $1,072          $213          $3,469         $4,067
        Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation                                               1,580         1,054           3,092          2,028
              Amortization of intangibles, deferred financing
                 costs and discount on long term debt                    1,538         1,272           3,478          2,806
              Provision for uncollectible accounts                             -              -          303            259
              Deferred income taxes                                            -              -       (1,204)          (145)
              Joint venture partnership loss                                   -          89              22            220

              Changes in assets and liabilities:
                    Trade account receivables                           (4,422)         (615)         (2,488)          (203)
                    Inventories                                           (910)       (4,088)         (1,191)        (4,444)
                    Prepaid expense and other                             (180)           68            (329)           (39)
                    Accounts payable                                       724          (523)           (318)          (355)
                    Other accrued expenses                                 119         1,119          (1,212)         1,041
                    Accrued employee benefits                              395           665          (1,145)         1,255
                    Accrued warranty                                       114           239              85           (148)
                    Accrued income taxes                                 1,156          (755)          1,569         (1,529)
                                                                   ------------   ------------   ------------    ------------
                           Net cash provided by(used in)
                           operating activities                         $1,186       ($1,262)         $4,131         $4,813
                                                                   ============   ============   ============    ============


Cash flows from investing activities:
        Purchase of property, plant and equipment                      ($5,843)      ($2,921)        ($6,674)       ($4,165)
        Acquisition of Pave-Mark                                               -      (6,670)         (1,433)        (6,670)
        Investment in joint venture partnership                                -         (64)            (72)          (195)
        Other                                                             (167)          (97)             (6)          (348)
                                                                   ------------   ------------   ------------    ------------
                            Net cash used in investing
                            activities                                 ($6,010)      ($9,752)        ($8,185)      ($11,378)
                                                                   ============   ============   ============    ============
Cash flows from financing activities:
       Proceeds from the issuance of common stock, net of
       offering expenses                                                   $56           $23            $148            $23
       Payment to reacquire common stock                                  (438)           --            (932)           --
       Payments on notes receivable on common stock                         --            30              31             30
       Proceeds from long-term debt                                      6,300        12,000           7,100         12,500
       Payments on long-term debt                                       (1,030)       (1,154)         (2,971)        (6,121)
       Cash over draft                                                     --             --             926             --
       Financing fees paid in connection with debt refinancing             --             --            (151)            69
                             Net cash provided by (used in)        ------------   ------------   ------------    ------------
                                financing activities                     4,888        10,899           4,151          6,501
                             Effect of exchange rate changes
                             on cash                                       (74)           37            (141)            21
                                                                   ------------   ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents                       (10)          (78)            (44)           (43)
Cash and cash equivalents, beginning of year                               251           363             285            328
                                                                   ------------   ------------   ------------    ------------
Cash and cash equivalents, end of period                                  $241          $285            $241           $285
                                                                   ============   ============   ============    ============
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                          $1,204        $1,121          $2,311         $2,000
                                                                   ============   ============   ============    ============
      Cash paid during the period for income taxes                        $158          $903          $2,987         $4,376
                                                                   ============   ============   ============    ============

See Accompanying Notes

                                           Notes to Condensed Consolidated
                                                 Financial Statements
                                                     (Unaudited)

Note 1 - Financial Information

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial information presented reflects all adjustments that are necessary to a fair statement of results for the interim period presented. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

The Company's business is highly seasonal and accordingly comparative full year information is provided. The financial information included herein at June 30, 1996 and for the periods ended June 30, 1996 and July 2, 1995 is unaudited and in the opinion of the Company, reflects all adjustments (which include normal recurring adjustments) necessary for the fair presentation of financial position as of those dates and the results of operations for those periods. The information in the condensed consolidated balance sheet at December 31, 1995 was derived from the Company's consolidated financial statements included in the 1995 Form 10-K.


Note 2 - Inventories

Inventories consist of the following:

                                 June 30, 1996            December 31, 1995
                               ----------------        ----------------------
($000)                            (Unaudited)                 (Audited)
Raw materials                       $4,502                    $4,735
Work in process                      3,361                     4,062
Finished goods                       7,895                     6,051
                                   -------                   -------
                                   $15,758                   $14,848
                                   =======                   =======

Note 3 - Income Taxes

The differences between the statutory federal income tax rate and the effective tax rates for the quarters, six months and years ended June 30, 1996 and July 2, 1995 are as follows:

                                              Six Months                                      Six Months
                               Qtr Ended        Ended        Year Ended        Qtr Ended        Ended        Year Ended
                               ----------     ----------    ------------       ----------     ----------    ------------
                                             June 30, 1996                                   July 2, 1995
                               ---------------------------------------------   ---------------------------------------------
Federal statutory rate           34.0%           34.0%         34.0%             34.0%         34.0%           34.0%

State income taxes                4.8             4.8           4.8               5.0           5.0             5.0

Inability to utilize foreign
     operating losses                             1.0           6.8                                             1.2

Net operating loss utilized                                                                                    (1.0)

Provision for contingencies                                     5.8

Reversal of opening domestic
     valuation allowance                                       (6.8)

Other items                       0.8             0.5          (0.9)              1.1           2.0             0.4
                               ------         -------       -------            ------         ------        -------
                                 39.6%           40.3%         43.7%             40.1%          41.0%          39.6%
                               =======        =======       =======            =======        ======       =======

See Accompanying Notes

                        Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)

Note 4 - Subsequent Events


On July 23, 1996, the Company refinanced its long term debt under a new credit agreement. The terms of the new credit agreement provide a credit facility totaling $45.0 million of which $20.0 million is revolving credit due on June 30, 2000 bearing interest at prime or LIBOR at the Company's option plus a margin of 75 to 150 basis points based on debt to cash flow quarterly performance results. The balance of the credit facility is a $25.0 million term loan due in quarterly installments of $0.625 million with a final payment of $8.75 million due on June 30, 2003 bearing interest at prime plus 25 basis points or LIBOR plus 180 basis points at the Company's option. The new credit facility establishes certain minimum financial covenants. The Company's performance with respect to these covenants will affect among other things the level of funding available under the agreement. Under the new credit facility on July 23, 1996, the Company borrowed $25.0 million under the term loan and $9.5 million under the revolving credit facility to repay $30.6 million in outstanding debt and interest owed under its prior secured credit facility, $2.8 million in construction related outstanding debt to LaSalle National Bank, and $1.1 million to fund certain working capital requirements and closing costs related to the new credit facility.

In May 1996, the Company broke ground on the construction of a new headquarters and manufacturing facility in Waukegan, Illinois, a suburb of Chicago. The Company previously purchased the 20 acre raw land site for $3.5 million. The additional cost of completing the facility is expected to approximate $10.5 million and is expected to be completed by the middle of 1997. Construction costs will be financed by advances under the new credit facility and cash flow from operations.

                     Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarters, six months and years ended June 30, 1996 and July 2, 1995. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and in conjunction with the consolidated financial statements and footnotes thereto contained in the 1995 Form 10-K.

The Company manufactures and markets highway safety products used in a variety of applications where motorist guidance is important.


Seasonality and Quarterly Results
The Company's sales are highly seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 13.9% and 18.7% of net sales in the first six months of 1996 and 1995, respectively, and 14.2% of net sales in the year ended December 31, 1995. Sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.


Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statements of operations and the percentage change in each item from the prior period.


Table
                                 Percentage of                    Percentage of                     Percentage of
                                   Net Sales     Percentage          Net Sales     Percentage         Net Sales      Percentage
                                 Quarter Ended  Change from     Six Months Ended  Change from        Year Ended     Change from
                              6/30/96    7/2/95 Prior Period    6/30/96   7/2/95  Prior Period   6/30/96    7/2/95  Prior Period
                              -------   ------- ------------    -------   ------  ------------   -------    ------  ------------
Net sales                       100.0%    100.0%      50.5%       100.0%   100.0%        56.7%     100.0%    100.0%        49.5%

Cost of goods sold               62.3      54.3       72.7         64.1     56.7         77.1       63.8      51.9         83.6

Gross profit                     37.7      45.7       24.1         35.9     43.3         30.2       36.2      48.1         12.7

Selling and administrative       15.1      19.8       14.8         19.9     24.5         27.6       18.1      22.0         22.7

Research and development          2.5       4.9      (22.0)         3.7      6.4         (8.6)       3.6       5.0          8.1

Amortization of intangibles       2.9       4.4        1.1          3.8      5.8          1.4        3.5       5.1          2.1

Operating income                 17.2      16.7       54.6          8.5      6.6        102.8       11.1      16.0          3.8

Interest expense                  3.1       3.8       21.3          3.7      4.7         24.9        3.5       3.7         44.7

Joint venture partnership loss     --       0.5     (100.0)          --      0.4       (100.0)        --       0.4        (90.0)

Income before provision
  for income taxes               14.1      12.4       71.7          4.8      1.5        397.2        7.5      12.3         (8.5)

Net income                        8.5       7.4       72.9          2.8      0.9        403.3        4.2       7.4        (14.7)



See Accompanying Notes

Quarter Ended June 30, 1996
Compared to
Quarter Ended July 2, 1995

Net sales of $24.2 million for the quarter ended June 30, 1996 increased $8.1 million or 50.5 % over the comparable fiscal 1995 quarter. Domestic highway delineation sales increased 19% compared with the second quarter of 1995. Thermoplastic domestic revenues were $8.3 million in the quarter ended June 30,1996 compared to $1.9 million in the second quarter of 1995. The difference in thermoplastic revenues was largely due to the inclusion of three months revenue in 1996 compared with one months revenue in 1995, because the operation was acquired on May 31, 1995. Optical film domestic revenues decreased 25% compared with the second quarter of 1995. International sales increased 18% primarily due to the inclusion of sales from the acquired thermoplastic business. Excluding the sales of the acquired thermoplastic business, international sales increased by 2% in the quarter. The continuation of soft market demand in certain European and Asian markets adversely impacted international sales growth during the quarter.

Cost of goods sold for the second quarter of 1996 totaled $15.1 million compared to $8.7 million in 1995. As a percentage of net sales, cost of goods sold increased from 54.3% in the first quarter of 1995 to 62.3% in 1996. Excluding the effects of the acquired thermoplastic business, cost of goods sold as a percentage of net sales was 50.6% in the 1996 period compared to 50.5% in 1995. The acquired thermoplastic business has historically generated a substantially lower gross margin than Stimsonite's other operations.

Gross margin of 37.7% in the second quarter of 1996 compares to a 45.7% gross margin in the same period of 1995. Excluding the effect of the acquired business, gross margin increased slightly compared to 1995.

Selling and administrative expenses for the second quarter 1996 were $3.7 million, an increase of $0.5 million. The increase was principally attributable to the acquired thermoplastic operations offset by $0.3 million of income arising from the sale of a product line which generated 1% of the Company's revenues.

Research and development expenses for the second quarter of 1996 were $0.6 million compared to $0.8 million in the second quarter of 1995. The decrease was largely due to realization of revenue from sales of insert tools which is an offset to research and development expenses. As a percentage of net sales, research and development expenses were 2.5 % in the 1996 period compared to 4.9 % in 1995.

Interest expense was $0.7 million in the second quarter 1996, an increase of $0.1 million compared to 1995. The increase is primarily related to increased debt resulting from the acquisition of the thermoplastic business.



Six Months Ended June 30, 1996
Compared to
Six Months Ended July 2, 1995

Net sales for the six months ended June 30, 1996 were $37.7 million, an increase of $13.6 million or 56.8 % compared to the fiscal 1995 period. Excluding the effects of the thermoplastic acquisition, net sales increased $2.8 million or
14.3 %. Increases of $3.0 million in highway reflector revenues and $10.8 million in thermoplastic revenues were partially offset by reductions of $0.1 million each in international and optical film revenues.

Cost of goods sold for the six months ended June 30, 1996 totaled $24.1 million compared to $13.6 million in 1995. Excluding the effect of the thermoplastic acquisition, the cost of goods sold was $14.8 million. The increase $9.3 million in costs associated with the thermoplastic operations and $1.2 million in higher costs associated with higher sales of other products.

Selling and administrative expenses for the six months ended June 30, 1996 totaled $7.5 million, an increase of $1.6 million or 27.6 % compared to a year earlier. Excluding the effects of the thermoplastic acquisition, selling and administrative expenses were increased $0.2 million. The increase is largely related to the acquired business and an increase in commissions related to product mix. A favorable offset was income of $0.3 million arising from the
sale of a product line which generated approximately 1%  of  the   Company's
revenues.

Research and development expenses for the six months ended June 30, 1996 were $1.4 million down 8.6 % compared to 1995. As a percentage of net sales, research and development expenses were 3.7 % in the 1996 period compared to 6.4 % in 1995. The net decrease in spending is relates to lower tooling expenses offset by increased spending related to new product development and improvements in existing product quality in a product line.

Interest expense was $1.4 million for the six months ended June 30, 1996, an increase of $0.3 million or 24.9 % compared to 1995. The increase is primarily related to increased debt resulting from the acquisition of the thermoplastic business.




Year Ended June 30, 1996
Compared to
Year Ended July 2, 1995

Net sales for the year ended June 30, 1996 were $81.8 million, an increase of $27.0 million or 49.5 % compared to the year ended July 3, 1995. Excluding the effect of the thermoplastic acquisition, net sales decreased $0.9 million or 1.6 %. The Company's highway domestic operations experienced sales growth while optical film and international sales declined slightly due to aggressive competitive pricing and soft market demand in certain foreign markets.

Cost of goods sold for the year ended June 30, 1996 totaled $52.1 million compared to $28.3 million in 1995. Excluding the effect of the thermoplastic acquisition, cost of goods sold was $28.1 million. The 83.6 % increase is due to higher sales of lower margin products particularly thermoplastic.

Selling and administrative expenses for the year ended June 30, 1996 totaled $14.8 million, an increase of $2.8 million or 22.7 % compared to a year earlier. The increase was largely the result of the thermoplastic acquisition offset by $0.3 million income arising from the sale of a minor product line.

Research and development expenses for the year ended June 30, 1996 were $3.0 million compared to $2.7 million a year earlier. As a percentage of net sales, research and development expenses were 3.6 % for the year ended June 30, 1996 compared to 5.0 % for the previous year.

Interest expense for the year ended the June 30, 1996 was $2.9 million, an increase of $0.8 million or 44.7 % compared to a year earlier. The increase is largely related to increased indebtedness used to fund the acquisition of the thermoplastic operations and the acquisition of raw land in Waukegan, Illinois for the location of a new headquarters and manufacturing facility.



Liquidity and Capital Resources

The Company finances working capital expenditures through internally generated funds, revolving credit and working capital borrowings. During the six months ended June 30, 1996, the Company's long term debt increased $5.3 million as a result of borrowings in connection with the purchase 20 acres of raw land in Waukegan, Illinois for use as the future headquarters and manufacturing facility of the Company and to fund current working capital requirements.

The Company's sales are highly seasonal, with domestic revenues tending to be highest in the second and third quarter of the year consistent with the domestic highway maintenance and construction season. The Company builds working capital, principally accounts receivable and inventory, during the second and third quarters to support sales. Positive cash flow from operations is generally realized in the third and fourth quarters as cash collections are higher than production levels and in the fourth quarter of the year as production and related expenditures seasonally decline and accounts receivable are collected. Conversely, the Company generally experiences negative cash flow in the first quarter, when sales are lower, and in the second quarter, when the Company is building working capital but has not yet collected revenues from second quarter sales. The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during these quarters. As a result of the seasonal fluctuations and lower than expected working capital needs, the Company realized $1.2 million from operating activities in the first six months of 1996 compared to expending $1.3 million in the first six months of 1995. The Company realized $4.1 million from operating activities in the year ended June 30, 1996, compared to $4.8 million from operating activities in the year ended the second quarter ended July 2, 1995.

On July 23, 1996, the Company refinanced its long term debt under a new credit agreement. The terms of the new credit agreement provide a credit facility totaling $45.0 million of which $20.0 million is revolving credit due on June 30, 2000 bearing interest at prime or LIBOR at the Company's option plus a margin of 75 to 150 basis points based on debt to cash flow quarterly performance results. The balance of the credit facility is a $25.0 million term loan due in quarterly installments of $0.625 million with a final payment of $8.75 million due on June 30, 2003 bearing interest at prime plus 25 basis points or LIBOR plus 180 basis points at the Company's option. The new credit facility establishes certain minimum financial covenants. The Company's performance with respect to these covenants will affect amount other things the level of funding available under the agreement. Under the new credit facility on July 23, 1996, the Company borrowed $25.0 million under the term loan and $9.5 million under the revolving credit facility to repay $30.6 million in outstanding construction related debt and interest owed under its prior secured credit facility, $2.8 million in outstanding debt to LaSalle National Bank, and $1.1 million to fund certain working capital requirements and closing costs related to the new credit facility.

In May 1996, the Company broke ground on the construction of a new headquarters and manufacturing facility in Waukegan, Illinois, a suburb of Chicago. The Company previously purchased the 20 acre raw land site for $3.5 million. The additional cost of completing the facility is expected to approximate $10.5 million and is expected to be completed by the middle of 1997. Construction costs will be financed by advances under the new credit facility and cash flow from operations.

Excluding amounts expended for the Company's new facility in Waukegan, Illinois, the Company expects capital expenditure spending for additions and replacements to approximate $4.0 million in 1996 and $4.3 million in 1997 with funding to be principally provided from internally generated funds.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. As of June 30, 1996, the Company had purchased 110,000 shares of its common stock at an average price of $8.47 per share.

At June 30, 1996, the Company's outstanding borrowings under the old credit facility consisted of $14.1 million of term loans and $16.3 million of revolving loans. In addition, the Company has borrowed $2.8 million under a separate loan agreement covering the purchase of land in Waukegan, Illinois. At June 30, 1996, the additional amount available under the revolving loan portion of the old credit agreement after consideration of all borrowing base limitations and outstanding loans was $0.7 million. As discussed earlier, this debt facility was paid in full on July 23, 1996.

The Company expects that cash flow from operations and borrowings under the new credit facility will be sufficient to fund working capital needs and capital expenditures and make mandatory principal payments under the new credit facility through 1997.

From time to time, the Company considers possible acquisitions of businesses complimentary to the Company's business. It is likely that any significant acquisition would be funded with additional long term debt.

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to product demand, international prospects, ability to meet short and long term debt requirements, expected cash flow from operations, and projected capital spending levels. The actual results of outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including (i) changes in economic conditions and (ii) pricing and other actions taken by competitors.

                           Part II - Other Information




Item 4 - Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company took place on May 30, 1996. The following matters took place at the meeting:

         The following directors were elected to serve during the year or until their successors have been elected. A summary of voting results is as follows:

                              T a b u l a t i o n   of  V o t e s
                              ----------------------------------
Name of Director              For           Against         Withheld
- --------------------          ---           --------       ----------
Terrence D. Daniels           7,072,844          0          64,500
Lawrence S. Eagleburger       7,072,844          0          64,500
Donald H. Haider              7,072,844          0          64,500
Edward T. Harvey, Jr.         7,072,844          0          64,500
Anthony R. Ignaczak           7,071,844          0          65,500
Lawrence Z.Y. Moh             7,071,814          0          65,530
Richard J.M. Poulson          7,071,844          0          65,500
Jay R. Taylor                 7,069,329          0          68,015


The appointment of Coopers & Lybrand as the Company's independent accountants for the 1996 fiscal year was ratified. A summary of voting results is as follows:

                  Number of Votes
                  -------------------
For                      7,108,569
Against                     23,800
Abstain                      4,975


A resolution was adopted that "resolved," that the 1994 stock option plan for non-employee directors by amended and restated as described in the proxy statement mailed to the stockholders of the Company in connection with this annual meeting. A summary of voting results is as follows:

                  Number of Votes
                  -------------------
For                      7,108,564
Against                     23,800
Abstain                      4,975

Item 6 - Exhibits and Reports Form 8-K

(A)    Exhibits

         10.1 Loan agreement dated July 23, 1996 between LaSalle National Bank and Harris Trust and Savings Bank as co-lenders and Stimsonite Corporation.

         10.2 *Employment agreement dated May 30, 1996 between Stimsonite Corporation and Jay R. Taylor, CEO and President of Stimsonite Corporation.

         11.1   Statement regarding computation of per share earnings.

(B)      Reports on Form 8-K
         There were no reports of Form 8-K filed during the quarter ended June 30, 1996.

         *  Management contract or compensation plan or arrangement.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 15, 1996             STIMSONITE CORPORATION


                                  /s/THOMAS C. RATCHFORD
                                  ----------------------
                                  Thomas C. Ratchford
                                  Vice President-Finance, Treasurer,
                                  Secretary and Chief Financial Officer
                                  (Its Duly Authorized Officer and
                                  Principal Financial and Accounting Officer)

                                  Exhibit Index



                                                                    Sequential
Exhibit                                                                Page
Number                Description                                     Number


10.1      Loan agreement dated July 23, 1996 between
          LaSalle  National Bank and Harris Trust and
          Savings Bank as co-lenders and Stimsonite
          Corporation

10.2      Employment agreement dated May 30, 1996
          between Stimsonite Corporation and
          Jay R. Taylor, CEO and President of
          Stimsonite Corporation

11.1      Statement regarding computation of per
          share earnings