Form 10-Q
period 1996-09-29
STIMSONITE CORP
filed 1996-11-12
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 29, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 31, 1996 was 8,773,150.

                             STIMSONITE CORPORATION

                                      Index

                                                                      Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements
           Condensed Consolidated Statements of Operations              3
           Condensed Consolidated Balance Sheets                      4-5
           Consolidated Statement of Cash Flows                         6
           Notes to Condensed Consolidated Financial Statements       7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9-16

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                               17

         Signatures                                                     18


                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Information)
                                   (Unaudited)

                                         Quarter Ended                  Nine Months Ended                   Year Ended
                                  -----------------------------   ------------------------------   ------------------------------
                                  September 29,    October 1,     September 29,     October 1,     September 29,     October 1,
                                      1996            1995             1996            1995             1996            1995

Net sales                               $28,834        $26,298           $66,499        $50,320           $84,298        $64,652
Cost of goods sold                       18,113         15,722            42,242         29,344            54,523         36,516
                                  --------------   ------------   ---------------   ------------   ---------------   ------------

Gross profit                             10,721         10,576            24,257         20,976            29,775         28,136

Operating expenses:
     Selling and administrative           3,958          3,910            11,456          9,787            14,818         13,140
     Research and development               689            803             2,099          2,345             2,843          3,005
     Amortization of intangibles            711            704             2,130          2,103             2,842          2,791
                                  --------------   ------------   ---------------   ------------   ---------------   ------------

Total operating expenses                  5,358          5,417            15,685         14,235            20,503         18,936
                                  --------------   ------------   ---------------   ------------   ---------------   ------------

Operating income                          5,363          5,159             8,572          6,741             9,272          9,200

Joint venture partnership loss              ---             19               ---            108                 3            187
Interest expense                            660            756             2,074          1,888             2,792          2,416
Other income                                ---            ---               ---            ---               ---           (206)
                                  --------------   ------------   ---------------   ------------   ---------------   ------------

Income before provision for income
  taxes and extraordinary item            4,703          4,384             6,498          4,745             6,477          6,803

Provision for income taxes                1,913          1,750             2,636          1,898             2,852          2,899


Income before extraordinary item          2,790          2,634             3,862          2,847             3,625          3,904

Loss from extraordinary item,
   net of tax benefit                       332            ---               332            ---               332            ---
                                  --------------   ------------   ---------------   ------------   ---------------   ------------

Net income                               $2,458         $2,634            $3,530         $2,847            $3,293         $3,904
                                  ==============   ============   ===============   ============   ===============   ============


Income per common and
common equivalent shares
------------------------

Income before extraordinary item          $0.31          $0.29             $0.43          $0.31             $0.40          $0.43

Loss from extraordinary item,
   net of tax benefit                     $0.04           ---              $0.04           ---              $0.04           ---
                                  --------------   ------------   ---------------   ------------   ---------------   ------------

Net income                                $0.27          $0.29             $0.39          $0.31             $0.36          $0.43
                                  ==============   ============   ===============   ============   ===============   ============

Average number of common and
common equivalent shares
outstanding                           8,971,462      9,125,636         9,007,052      9,125,818         9,029,517      9,115,698

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                   9/29/96              12/31/95
                                                                 (Unaudited)            (Audited)
                                  ASSETS
Current assets
      Cash and cash equivalents                                          $387                 $251

      Trade accounts receivable less allowance for doubtful
          account of $1,276 and $895                                   28,713               18,144

      Inventories                                                      13,076               14,848

      Prepaid expenses and other                                          955                  901

      Deferred tax assets                                               1,365                1,365
                                                                --------------         ------------

                        Total current assets                           44,496               35,509

Property, plant and equipment, net                                     17,909               11,890

Intangible assets, net                                                 14,849               16,884

Deferred financing costs, net                                             402                  892

Long term deferred tax assets and other                                 2,543                2,421
                                                                --------------         ------------

                        Total Assets                                  $80,199              $67,596
                                                                ==============         ============

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                               9/29/96          12/31/95
                                                             (Unaudited)       (Audited)

                             LIABILITIES

Current liabilities:
      Accounts payable                                             $6,363           $7,008

      Current maturities of long-term debt                          2,500            3,243

      Accrued income taxes                                          4,106            1,527

      Other accrued expenses                                        4,881            4,254
                                                            --------------    -------------

              Total current liabilities                            17,850           16,032

Accrued postretirement benefits                                       631              631

Long-term debt                                                     32,400           24,703
                                                            --------------    -------------

              Total liabilities                                    50,881           41,366



                         STOCKHOLDERS' EQUITY

      Total stockholders' equity                                   29,318           26,230
                                                            --------------    -------------

              Total Liabilities and Stockholders' Equity          $80,199          $67,596
                                                            ==============    =============

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Thousand)
                                   (Unaudited)

                                                                        Nine Months Ended                  Year Ended
                                                                   -------------------------      -------------------------
                                                                     9/29/96         10/1/95        9/29/96         10/1/95
Cash flows from operating activities:
  Net income                                                        $3,530          $2,847         $3,293           $3,904
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
           Depreciation                                              2,370           1,737          3,199            2,231
           Amortization of intangibles, deferred financing
              costs and discount on long term debt                   2,750           1,071          4,891            1,678
           Provision for uncollectible accounts                        481              96            688              259
           Deferred income taxes                                         -               -         (1,204)            (145)
           Extraordinary item                                          332               -              -               -
           Joint venture partnership loss                                -             108              3              187

           Changes in assets and liabilities:
               Trade account receivables                           (11,050)         (4,672)        (5,059)          (4,093)
               Inventories                                           1,772          (4,292)         1,695           (4,009)
               Prepaid expense and other                               (54)            137           (272)            (124)
               Accounts payable                                     (1,483)            608         (3,324)             680
               Other accrued expenses                                   (6)            550           (768)           3,053
               Accrued income taxes                                  3,097             692          2,063              437
               Accrued employee benefits                               519             359           (715)          (1,105)
               Accrued warranty                                        102             177            135             (210)
                                                               ------------    ------------   ------------    -------------
                    Net cash provided by (used in)
                      operating activities                           2,360            (582)         4,625            2,743
                                                               ------------    ------------   ------------    -------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                         (8,389)         (3,892)        (8,249)          (4,411)
  Acquisition of  Pave-Mark                                            (97)         (6,949)        (1,109)          (6,949)
  Investment in joint venture partnership                              (25)            (83)           (53)            (159)
  Other                                                                  -             472           (575)             184
                                                               ------------    ------------   ------------    -------------
                    Net cash used in investing activities           (8,511)        (10,452)        (9,986)         (11,335)

Cash flows from financing activities:
  Proceeds from the issuance of common stock, net of
     offering expenses                                                  56              23            148               23
  Payment to reacquire common stock                                   (686)              -         (1,180)               -
  Payments on notes receivable on common stock                           -              61              -               61
  Proceeds from long-term debt                                      41,200          12,800         41,200           13,300
  Payments on long-term debt                                       (34,246)         (1,736)       (35,605)          (5,916)
  Cash overdraft                                                         -               -            926                -
  Financing fees paid in connection with debt refinancing             (225)              -           (376)              69
                                                               ------------    ------------   ------------    -------------
                    Net cash provided by (used in) financing
                      activities                                     6,099          11,148          5,113            7,537
                    Effect of exchange rate changes on cash            188            (124)           282

Net increase (decrease) in cash and cash equivalents                   136             (10)            34           (1,055)
Cash and cash equivalents, beginning of year                           251             363            353            1,408
                                                               ------------    ------------   ------------    -------------
Cash and cash equivalents, end of period                              $387            $353           $387             $353
                                                               ============    ============   ============    =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $1,870          $1,888         $2,210           $2,329
                                                               ============    ============   ============    =============
  Cash paid during the period for income taxes                      $1,139          $1,316         $3,555           $2,777
                                                               ============    ============   ============    =============

See Accompanying Notes

                         Notes to Condensed Consolidated
                              Financial Statements
               (Dollars in thousands except per share information)
                                   (Unaudited)

Note 1 - Financial Information

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial information presented reflects all adjustments that are necessary to a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

The Company's business is seasonal and accordingly comparative full year information is provided. The financial information included herein at September 29, 1996 and for the periods ended September 29, 1996 and October 1, 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which include normal recurring adjustments) necessary for the fair presentation of financial position as of those dates and the results of operations for those periods. The information in the condensed consolidated balance sheet at December 31, 1995 was derived from the Company's consolidated financial statements included in the 1995 Form 10-K.


Note 2 - Inventories

Inventories consist of the following:

                                    September 29, 1996    December 31, 1995
                                       (Unaudited)            (Audited)
Raw materials                             $3,956               $4,735
Work in process                            1,985                4,062
Finished goods                             7,135                6,051
                                         -------              -------
                                         $13,076              $14,848
                                          ======               ======

Note 3 - Income Taxes

The differences between the statutory federal income tax rate and the effective tax rates for the quarters, nine months and years ended September 29, 1996 and October 1, 1995 are as follows:

                                                  Nine Months                                        Nine Months
                                   Qtr Ended        Ended       Year Ended             Qtr Ended       Ended        Year Ended
                                               September 29, 1996                                 October 1, 1995
                                   -----------------------------------------          -----------------------------------------
Federal statutory rate                34.0%         34.0%           34.0%               34.0%          34.0%           34.0%

State income taxes                     4.8           4.8             4.8                 5.0            5.0             5.0

Inability to utilize foreign
     operating losses                                 1.0            6.8                                                1.2

Provision for contingencies                                          5.8

Reversal of opening domestic
     valuation allowance                                            (6.8)

Other items                            1.9           0.8            (0.6)                0.9            1.0             2.4
                                   -------       -------         -------             -------        -------         -------

                                      40.7%         40.6%           44.0%               39.9%          40.0%           42.6%
                                   =======       =======         =======             =======        =======         =======

See Accompanying Notes

                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)

Note 4 - Refinancing of Long Term Debt


On July 23, 1996, the Company refinanced its long term debt under a new unsecured credit agreement. The terms of the new credit agreement provide a credit facility totaling $45.0 million, of which $20.0 million is revolving credit due on June 30, 2000 bearing interest at prime or LIBOR (at the Company's option) plus a margin of 75 to 150 basis points based on the Company's debt to cash flow ratio for the preceding four quarters. At September 29, 1996, this loan bore interest at the rate of LIBOR plus 125 basis points. Amounts available under the revolving loan are subject to certain borrowing base limitations. The balance of the credit facility is a $25.0 million term loan due in quarterly installments of $0.625 million with a final payment of $8.75 million due on June 30, 2003 bearing interest at prime plus 25 basis points or LIBOR plus 180 basis points (at the Company's option). The new credit facility establishes certain financial covenants, including covenants relating to the Company's funded debt to EBIDTA ratio, cash flow coverage ratio, and leverage ratio. The Company's performance with respect to these covenants will affect among other things the level of funding available under the agreement. On July 23, 1996, the Company borrowed $25.0 million of term debt and $9.5 million of revolving debt under the new credit facility to repay $30.6 million owed under its prior secured credit facility, $2.8 million in debt related to the land purchase for the new headquarters facility, and $1.1 million to fund certain working capital requirements and closing costs related to the new credit facility. In connection with the debt refinancing, the company recorded a $0.3 million ($0.04 per share) extraordinary charge in the third quarter of 1996 attributable to the write-off deferred financing fees related to the Company's prior credit facility.

Note 5 - New Headquarters and Manufacturing Facility

In May 1996, the Company broke ground on the construction of a new headquarters and manufacturing facility in Waukegan, Illinois, a suburb of Chicago. The Company previously purchased the 20 acre land site for $3.5 million. The additional cost of completing the facility is expected to approximate $10.5 million. The facility is expected to be completed by the middle of 1997. As of September 29, 1996, the Company had incurred $2.0 million in construction costs related to the facility. The Company expects that construction costs will be financed by advances under the new credit facility and cash flow from operations.

Note 6 - Subsequent Events

On October 28, 1996, it was announced that the Company will begin a search for a successor for Jay R. Taylor, President and Chief Executive Officer of the Company. The Company expects that a successor will be recruited within the next few months. At that time, Mr. Taylor will retire but is expected to remain as a consultant and a member of the Board of Directors of the Company. It is expected that Mr. Taylor's duties as a consultant would include implementation of an orderly transfer of the CEO position and representing the Company in matters affecting highway legislation at the federal and state levels.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarters, nine months and years ended September 29, 1996 and October 1, 1995. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and in conjunction with the consolidated financial statements and notes thereto contained in the 1995 Form 10-K.

The Company manufactures and markets highway safety products used in a variety of applications where motorist guidance is important.


Seasonality and Quarterly Results
The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 11.5% and 14.1% of net sales in the first nine months of 1996 and 1995, respectively, and 14.2% of net sales in the year ended December 31, 1995. Sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by the level of government highway funding and weather anomalies.


Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statements of operations and the percentage change in each item from the prior period.

                              Percentage of                       Percentage of                       Percentage of
                                Net Sales        Percentage         Net Sales        Percentage         Net Sales        Percentage
                              Quarter Ended      Change from    Nine Months Ended    Change from       Year Ended        Change from
                            9/29/96    10/1/95   Prior Period   9/29/96   10/1/95    Prior Period   9/29/96   10/1/95   Prior Period

Net sales                     100.0%     100.0%          9.6%     100.0%    100.0%          32.2%     100.0%    100.0%         30.4%

Cost of goods sold             62.8       59.8          15.2       63.5      58.3           44.0       64.7      56.5          49.3

Gross profit                   37.2       40.2           1.4       36.5      41.7           15.6       35.3      43.5           5.8

Selling and administrative     13.7       14.9           1.2       17.2      19.4           17.1       17.6      20.3          12.8

Research and development        2.4        3.1         (14.2)       3.2       4.7          (10.5)       3.4       4.6          (5.4)

Amortization of intangibles     2.5        2.7           1.0        3.2       4.2            1.3        3.4       4.3           1.8

Operating income               18.6       19.6           4.0       12.9      13.4           27.2       11.0      14.2           0.8

Interest expense                2.3        2.9         (12.7)       3.1       3.8            9.9        3.3       3.7          15.6

Joint venture partnership
  loss                          N/A        0.1            NM        N/A       0.2             NM        N/A       0.3            NM

Income before provision
  for income taxes and
  extraordinary item           16.3       16.7           7.3        9.8       9.4           36.9        7.7      10.5          (4.8)

Extraordinary item,
  net of tax benefit            1.2        N/A            NM        0.5       N/A             NM        0.4       N/A            NM

Net income                      8.5       10.0          (6.7)       5.3       5.7           24.0        3.9       6.0         (15.7)


See Accompanying Notes

Quarter Ended September 29, 1996
Compared to
Quarter Ended October 1, 1995

Net sales of $28.8 million for the quarter ended September 29, 1996 increased $2.5 million or 10 % compared with the third quarter of 1995. Net sales of domestic highway delineation products including thermoplastic increased 13 % compared with the third quarter of 1995. Optical film domestic revenues decreased 12% while international sales decreased 7% compared with the third quarter of 1995. The continuation of soft market demand in some European and Asian markets adversely impacted international sales during the quarter.

Cost of goods sold for the third quarter of 1996 was $18.1 million compared to $15.7 million in the third quarter of 1995. As a percentage of net sales, cost of goods sold increased from 59.8% in the third quarter of 1995 to 62.8% in 1996. The corresponding 3.0 percentage point decline in gross margin was largely attributable to a sales mix which favored lower margin products, including thermoplastic and competitive pricing for certain product lines. The thermoplastic business consists mostly of commodity products and has historically generated a substantially lower gross margin than Stimsonite's other operations; cost of goods for thermoplastic products are approximately 30 percentage points higher than Stimsonite's other operations.

Selling and administrative expenses for the third quarter of 1996 were $4.0 million, an increase of $0.1 million. As a percentage of net sales, selling and administrative expenses were 13.7% in the 1996 period compared to 14.9% in the 1995 period.

Research and development expenses for the third quarter of 1996 were $0.7 million compared to $0.8 million in the third quarter of 1995. The decrease was largely due to realization of revenue from sales of insert tools which is an offset to research and development expenses. As a percentage of net sales, research and development expenses were 2.4 % in the 1996 period compared to 3.1 % in 1995.

Interest expense was $0.7 million in the third quarter of 1996, a decrease of $0.1 million compared to 1995, principally due to lower interest rates associated with the new credit agreement. See Note 4 of Notes to Condensed Consolidated Financial Statements.



Nine Months Ended September 29, 1996
Compared to
Nine Months Ended October 1, 1995

Net sales for the nine months ended September 29, 1996 were $66.5 million, an increase of $16.2 million or 32.2 % compared to the fiscal 1995 period. Increases of $3.7 million in domestic highway delineation revenues and $12.8 million in domestic thermoplastic revenues were partially offset by a reduction of $0.3 million in optical film revenues.

Cost of goods sold for the nine months ended September 29, 1996 were $42.2 million compared to $29.3 million in the 1995 period. The cost increase consists of $10.9 million in thermoplastics operations and $2.0 million in higher costs associated with higher sales of other products.

Selling and administrative expenses for the nine months ended September 29, 1996 totaled $11.5 million, an increase of $1.7 million or 17.1 % compared to a year earlier. The increase is largely related to the acquired business and an increase in commissions related to product mix. Selling and administrative expenses were offset favorably by income of $0.3 million arising from the sale of a product line which generated approximately 1% of the Company's revenues.

Research and development expenses for the nine months ended September 29, 1996 were $2.1 million, a decrease of 10.5 % compared to the 1995 period. As a percentage of net sales, research and development expenses were 3.2 % in the 1996 period compared to 4.7% in 1995. The net decrease in spending is related to lower tooling expenses offset by increased spending related to new product development and quality improvements in an existing product line.

Interest expense was $2.1 million for the nine months ended September 29, 1996, an increase of $0.2 million or 9.9 % compared to 1995. The net increase is primarily related to increased debt resulting from the acquisition of the thermoplastic business partially offset by lower interest rate costs associated with the new credit agreement.


Year Ended September 29, 1996
Compared to
Year Ended October 1, 1995

Net sales for the year ended September 29, 1996 were $84.3 million, an increase of $19.6 million or 30.4 % compared to the year ended October 1, 1995. Excluding the effect of the thermoplastic acquisition, net sales increased $2.2 million or 4.1%. The Company's proprietary products, including domestic highway delineation products experienced sales growth while optical film and international sales declined slightly due to aggressive competitive pricing and soft market demand in certain foreign markets. Sales of proprietary products are affected by patents covering certain highway snow plowable products. Certain current patents covering these products will expire between 1997 and 2000.

Cost of goods sold for the year ended September 29, 1996 were $54.5 million compared to $36.5 million in 1995. The 49.3 % increase was due to higher sales of lower margin products, particularly thermoplastic products. Excluding the effect of the thermoplastic acquisition, cost of goods sold were $29.4 million in 1996 vs. $26.5 million in 1995.

Selling and administrative expenses for the year ended September 29, 1996 totaled $14.8 million, an increase of $1.7 million or 12.8 % compared to a year earlier. The increase was largely the result of the thermoplastic acquisition, offset by $0.3 million in income arising from the sale of a minor product line.

Research and development expenses for the year ended September 29, 1996 were $2.8 million compared to $3.0 million a year earlier. As a percentage of net sales, research and development expenses were 3.4 % for the year ended September 29, 1996 compared to 4.6 % for the previous year.

Interest expense for the year ended the September 29, 1996 was $2.8 million, an increase of $0.4 million or 15.6 % compared to a year earlier. The net increase is largely related to increased indebtedness used to fund the acquisition of the thermoplastic operations and the acquisition of land and construction costs to date related to a new headquarters and manufacturing facility, partially offset by lower interest costs associated with the new credit agreement.


Liquidity and Capital Resources

The Company finances working capital expenditures principally through internally generated funds and revolving credit borrowings. On July 23, 1996, the Company refinanced its long term debt under a new unsecured credit agreement. The terms of the new credit agreement provide a credit facility totaling $45.0 million, of which $20.0 million is revolving credit due on June 30, 2000 and bearing interest at prime or LIBOR (at the Company's option) plus a margin of 75 to 150 basis points based on the Company's debt to cash flow ratio for the preceding four quarters. At September 29, 1996, the loan bore interest at the rate of LIBOR plus 125 basis points. Amounts available under the revolving loan are subject to certain borrowing base limitations. The balance of the credit facility is a $25.0 million term loan due in quarterly installments of $0.625 million with a final payment of $8.75 million due on June 30, 2003 and bearing interest at prime plus 25 basis points or LIBOR plus 180 basis points (at the Company's option). The new credit facility establishes certain financial covenants, including covenants relating to the Company's funded debt to EBIDTA ratio, cash flow coverage ratio, and leverage ratio. The Company's performance with respect to these covenants will affect among other things the level of funding available under the agreement. On July 23, 1996, the Company borrowed $25.0 million of term debt and $9.5 million of revolving debt under the new credit facility to repay $30.6 million owed under its prior secured credit facility, $2.8 million in debt related to the land purchase for the new head quarters facility, and $1.1 million to fund certain working capital requirements and closing costs related to the new credit facility. In connection with the debt refinancing, the company recorded a $0.3 million ($0.04 per share) extraordinary charge in the third quarter of 1996 attributable to the write-off off deferred financing fees related to the Company's prior credit facility. During the nine months ended September 29, 1996, the Company's long term debt increased $7.0 million as a result of borrowings in connection with the purchase of land and construction costs to date on a new headquarters and manufacturing facility in Waukegan, Illinois and to fund current working capital requirements.

At September 29, 1996, the Company's outstanding borrowings under the new credit facility consisted of $25.0 million of term loans and $9.9 million of revolving loans. During the fourth quarter of 1996, $0.6 million of term loans are due and an additional $2.5 million of term loans are due in 1997. At September 29, 1996, the additional amount available under the revolving loan portion of the new credit agreement after consideration of all borrowing base limitations and outstanding loans was $10.1 million.

The Company's sales are seasonal, with domestic revenues tending to be highest in the second and third quarter of the year consistent with the domestic highway maintenance and construction season. The Company builds working capital, principally accounts receivable and inventory, during the second and third quarters to support sales. Positive cash flow from operations is generally realized in the third and fourth quarters as cash collections are higher than production levels and in the fourth quarter of the year as production and related expenditures seasonally decline and accounts receivable are collected. Conversely, the Company generally experiences negative cash flow in the first quarter, when sales are lower, and in the second quarter, when the Company is building working capital but has not yet collected revenues from second quarter sales. The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during these quarters. As a result of the seasonal fluctuations, the Company realized $2.3 million from operating activities in the first nine months of 1996 compared to expending $0.6 million in the first nine months of 1995. The Company realized $4.6 million from operating activities in the year ended September 29, 1996, compared to $2.7 million from operating activities in the year ended October 1, 1995.

In May 1996, the Company broke ground on the construction of a new headquarters and manufacturing facility in Waukegan, Illinois, a suburb of Chicago. The Company previously purchased the 20 acre land site for $3.5 million. The additional cost of completing the facility is expected to approximate $10.5 million. The facility is expected to be completed by the middle of 1997. As of September 29, 1996, the Company had incurred $2.0 million in construction costs on the facility. The Company expects that additional construction costs will be financed by advances under the new credit facility and cash flow from operations.

Excluding amounts expended for the Company's new facility in Waukegan, Illinois, the Company expects capital expenditure spending for additions and replacements to approximate $4.0 million in 1996 and $4.3 million in 1997 with funding to be principally provided from internally generated funds.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. As of September 29, 1996, the Company had purchased 148,500 shares of its common stock at an average price of $8.18 per share.

The Company expects that cash flow from operations and borrowings under the new credit facility will be sufficient to fund working capital needs, capital expenditures and mandatory principal payments under the new credit facility through 1997.

From time to time, the Company considers possible acquisitions of businesses complementary to the Company's business. It is likely that any significant acquisition would be funded with additional long term debt.

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing relating to product demand, ability to meet short and long term debt requirements, expected cash flow from operations, and projected capital spending levels. The actual results of outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including (i) changes in economic conditions and
(ii) pricing and other actions taken by competitors.

                           Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(A)    Exhibits

         11.1  Statement regarding computation of per share earnings

         27     Financial Data Schedule

(B)      Reports on Form 8-K No reports were filed.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 12, 1996                  STIMSONITE CORPORATION


                                         THOMAS C. RATCHFORD
                                         --------------------
                                         Thomas C. Ratchford
                                         Vice President-Finance, Treasurer,
                                         Secretary and Chief Financial Officer
                                         (Its Duly Authorized Officer and
                                         Principal Financial and Accounting
                                         Officer)

                                  Exhibit Index


                                                                Sequential
Exhibit                                                               Page
Number                Description                                   Number

11.1     Statement regarding computation of per share earnings          20

27       Financial Data Schedule                                        21