Form 10-K
period 1996-12-31
STIMSONITE CORP
filed 1997-03-28
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from ____________ to ____________

                         Commission file number 0-22978

                             STIMSONITE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    36-3718658
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

         7542 N. Natchez Avenue
             Niles, Illinois                             60714
(Address of principal executive offices)              (Zip Code)

                                 (847) 647-7717
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.01 par value, held by nonaffiliates of the registrant as of March 1, 1997 was $30,828,990.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 1, 1997 was 8,651,427.


                      Documents Incorporated by Reference:
Proxy Statement (to be filed) accompanying the notice of the annual meeting of Stimsonite Corporation's stockholders to be held on May 22, 1997 (Part III).

                             STIMSONITE CORPORATION


                          Form 10-K Annual Report--1996

                                Table of Contents




PART I                                                                                          Page
    Item 1.   Business....................................................................        3
    Item 2.   Properties..................................................................       11
    Item 3.   Legal Proceedings...........................................................       12
    Item 4.   Submission of Matters to a Vote of Security Holders.........................       12
    Item 4A.  Executive Officers of the Registrant........................................       12

PART II
    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......       14
    Item 6.   Selected Financial Data.....................................................       14
    Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................       15
    Item 8.   Financial Statements and Supplementary Data.................................       22
    Item 9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................................       40

PART III
    Item 10.  Directors and Executive Officers of the Registrant..........................       41
    Item 11.  Executive Compensation......................................................       41
    Item 12.  Security Ownership of Certain Beneficial Owners and Management..............       41
    Item 13.  Certain Relationships and Related Transactions..............................       41

PART IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............       42

Signatures................................................................................       46


                                     PART I

ITEM 1--BUSINESS

The Company

         Stimsonite Corporation ("Stimsonite" or the "Company") is one of the nation's leading manufacturers and marketers of reflective highway safety products. The Company makes a range of high performance products which are designed to offer enhanced visual guidance to vehicle operators in a variety of driving conditions. These products include: highway delineation products, such as raised reflective pavement markers, thermoplastic pavement marking materials and related application equipment, construction work zone markers and roadside and other delineators; optical film products, such as high performance reflective sheeting used in the construction of highway signs and Protected Legend(TM) pre-printed sign faces, and precision embossed film, which is used in internally illuminated airport runway signs, reflective truck markings and a variety of other products that require optical grade film.

         Stimsonite was organized in July 1990 as a Delaware corporation and acquired substantially all of the assets of the Stimsonite Division of Amerace Corporation ("Amerace") in August 1990. In May 1995 the Company acquired substantially all of the assets of Pave-Mark Corporation ("Pave-Mark"), a manufacturer and marketer of thermoplastic pavement marking materials and related application equipment used primarily for highway marking.

Products

     Highway Delineation Products

         The Company is one of the nation's leading manufacturers and suppliers of reflective highway delineation products. Reflective highway delineation devices are installed on or near roadways to offer visual guidance in a variety of driving conditions, such as night, fog and other inclement conditions. These devices can be mounted horizontally on road surfaces, ramps and bridges to demarcate traffic lanes and roadway surfaces, vertically on obstructions (such as construction work zone barriers, bridge abutments and guard rails) within or near the roadway to alert drivers that such obstructions exist, or mounted to posts to outline the edge of the roadway and guide motorists through critical locations and turns. Within this product line, the Company offers different families of products to its customers designed specifically for use in a variety of traffic, road and weather conditions.

         The Company's highway delineation products are marketed to highway contractors, and state and local highway departments and traffic engineers, to address a number of delineation problems presented by different traffic and road conditions. The Company's sales of highway delineation products totaled $75.5 million, $59.7 million, and $49.0 million in 1996, 1995 and 1994, respectively.

         Several of the Company's highway delineation products and its manufacturing processes are patent protected which, together with its extensive industry experience, the Company believes provide a competitive advantage to the Company. The Company was the first to introduce successfully in the U.S. cube-corner delineation devices, sign legends for interstate signs and raised reflective pavement markers. The Company has also continuously introduced new and upgraded markers, including the first commercially successful snowplowable marker and the first glass-faced marker. Over the past several years, the Company has introduced new improvements and designs to increase product durability, extend the product's effective life on the highway and enhance reflectivity. Many of these innovations are proprietary and are protected by patents. These innovations have enabled the Company to enhance and maintain its position as a recognized market leader in highway delineation products.

         The Company's products, including its delineation devices, require replacement over time. While highway marker life is dependent upon the type and intensity of highway traffic activity, markers used in temperate climates require replacement on average every three to four years. Snowplowable markers, which are set in a protective metal casting designed to last the life of the road (generally seven years), require that the reflective element be replaced every two to three years.

         Raised Reflective Pavement Markers. The Company's raised reflective pavement markers are available in several variations and designs for use in a variety of climatic conditions, forming a complete system for delineating lane lines, center and edge lines, turns, curb dividers and other roadway structures. These products incorporate a variety of innovative features that offer significant performance and cost benefits over other raised reflective pavement markers. These features sustain the higher reflectivity of the Company's products resulting in lower maintenance costs and improved cost/benefit ratios for customers. Markers are available in glass-faced, abrasion resistant models featuring longer life and superior reflectivity. These models incorporate an abrasion-resistant glass face on the reflex lens which prevents damage to the lens caused by the presence of grit, sand and road particles that scar, cloud and ultimately dim the signal of conventional markers. The Company is currently the only U.S. manufacturer that produces a glass-faced raised reflective pavement marker.

         The Company also offers a low-profile marker with a reduced overall height, rounded design and smaller surface area that reduces impact forces from vehicle tires and allows the marker to function longer on softer pavement. In conjunction with its introduction of this marker, the Company also introduced the use of flexible adhesives for pavement marker installation which significantly increases adhesion to the highway surface.

         Historically, snowplow blades were a major source of damage to raised reflective pavement markers which inhibited their use in certain areas. This led to the Company's development of a "snowplowable" marker. The Company's snowplowable marker consists of a replaceable reflector assembly protected by a specially hardened metal casting. The casting is firmly embedded in the pavement by an epoxy adhesive. The casting is designed with ramps which effectively permit a traveling snowplow blade to ride up and over the reflector which is protected by the casting, without damage to the reflector unit, casting or snowplow blade. Snowplowable models offer Stimsonite's high brightness, cube-corner reflectors and patented, abrasion-resistant glass faces, and come in various versions adaptable to areas where frequent high speed plowing or unusual traffic conditions are encountered.

         Thermoplastic Material for Highway Striping. The Company manufactures and markets a line of thermoplastic material and related application equipment primarily for highway striping. These products offer long-life and, unlike most highway striping, do not result in the emission of volatile organic compounds
(VOCs) upon application. These characteristics are in high demand by the Company's customers. Environmentally safe upon application and durable, thermoplastic material meets most federal, state and local specifications for pavement markings. The material is easy to apply, and over its life-cycle is one of the most cost-effective marking systems.

         The Company makes two types of thermoplastic material, alkyd and hydrocarbon. Alkyd thermoplastic, a maleic-modified glycerol ester resin, is composed of a homogeneous blend of high quality, agriculturally-based resins ( a renewable, natural resource), pigment, filler and glass reflectorizing spheres which are resistant to the effects of oil and grease. Hydrocarbon thermoplastic is primarily petroleum-based resins, pigments, fillers and glass spheres.

         The Company also makes and sells a line of heat-fused preformed thermoplastic pavement markings known as Hot Tape (R). This product is designed to be applied with the use of a simple propane torch. Hot Tape (R) can be applied quickly without use of extensive crews and equipment, resulting in a quicker return to a normal traffic flow.

         In conjunction with these products, the Company produces and markets a broad line of application equipment. This equipment is designed to deliver a combination of outstanding performance and ease of installation.

         Construction Work Zone Delineation Products. The Company manufactures and markets a Construction Work Zone or "CWZ" system as a coordinated grouping of a number of work zone products, including raised reflective pavement markers, delineators and sheeting for use in lane marking and identification of other work zone hazards. The CWZ system's raised reflective pavement markers provide positive day and night guidance through construction zones, and incorporate patented design features which enable this product to perform better and, in particular, to adhere better to pavement surfaces than competitive products. The Company has also introduced a temporary overlay pavement marker which provides excellent day and night visibility and installs easily with pressure-sensitive adhesive and foot pressure. These overlay markers are also relatively easy to remove and, after removal, do not leave a misleading indication that could confuse drivers. The CWZ system also offers regular and fluorescent orange construction zone sheeting, pre-striped barricade reflective sheeting panels, and a barricade light lens.

         Roadside and Other Delineation Products. The Company manufactures several other types of permanent reflective devices used for highway delineation purposes. These products include post, guardrail and barrier delineators. Post-mounted delineators are reflective devices mounted at the side of the roadway, in series, to indicate roadway alignment. They are primarily guidance devices providing night visibility of roadway alignment and are particularly useful during inclement weather conditions.


     Optical Film

         Highway Signing Material. The Company manufactures and sells a line of high performance reflective sheeting for a variety of highway and specialty uses, principally for use in highway traffic signs and construction work zone products. The Company's high performance sheeting is a thin, acrylic material which incorporates microscopic cube-corner prisms to achieve its retroreflective properties. This patented product provides improved day and night visibility at greater distances than competitive sheeting products that employ glass bead technology. Stimsonite also employs a patented production process for manufacturing its high performance reflective sheeting which involves the continuous formation of precision optical patterns in thin film.

         The Company manufactures its reflective sheeting products using complex patented processes and production equipment. In this process, a microscopic cube-corner pattern is formed in thin film. This material is further processed to create different sheeting constructions and impart different reflective or diffusing properties necessary for the performance of the Company's different sheeting products.

         Stimsonite's high performance reflective sheeting meets federal government and industry specifications for retroreflective sheeting. Stimsonite's ability to produce sheeting which meets these specifications has enabled the Company to market its line of sheeting products for highway applications and has led to acceptance of this material. As of December 31, 1996, an improved version of the Company's sheeting material had been approved in several states which are major purchasers of highway sheeting material.

         The Company believes that only the Company and one competitor have the technical capability to manufacture high intensity reflective sheeting in 48-inch widths. Certain customers purchasing reflective sheeting for use in refurbishing existing highway signs generally prefer 48-inch width sheeting because of cost factors.

         Protected Legend Pre-Printed Sign Faces. The Company designs, manufactures and sells ready-to-use Protected Legend (R) reflective sign faces on rolls which can contain from a dozen to several hundred sign faces per roll. The sign faces are sold with a pressure-sensitive adhesive backing protected with an easily removable liner. The ready-to-use sign faces thus offer not only the viewing efficiency and vivid colors of the Company's high performance reflective sheeting, but also the convenience of a ready-to-use, peel-and-stick product for easy application.

         Non-Highway Applications. The Company also manufactures precision embossed film that has non-highway applications in areas where optical properties are important to product performance. Stimsonite's translucent reflective sheeting is used to diffuse background lighting and also offers reflective performance in the event of light source or power failure. Applications include internally illuminated airport taxiway and runway signs, and internally illuminated highway signs. The Company's diffusing film is used to diffuse and disperse transmitted light for maximum efficiency and brightness. Diffusing film is used to enhance the visibility of low voltage signs, including exit signs and signs using long-life, low power elements such as light-emitting diodes. Stimsonite is also marketing specialized film products for use as reflective conspicuity markings for large truck trailers. Federal regulations require conspicuity markings on large truck trailers manufactured after December 1, 1993.



Product Development and New Products

         Working with its customers, the Company focuses its product development efforts on products that serve a market need and seeks to identify highway traffic and safety problems that present niche product opportunities. The Company's product engineers and manufacturing personnel also actively work to develop new and innovative production methods to increase efficiencies, lower production costs and improve product quality.

         The Company continues to investigate new product applications for its highway delineation products, reflective sheeting and precision embossed film material. The Company continues to conduct an aggressive marketing program to uncover possible new applications for its precision embossed film.

         The Company's  expenditures on product  research and  development  were
$2.8  million,   $3.1  million  and  $2.3  million  in  1996,   1995  and  1994,
respectively.

Patents and Proprietary Rights

         The Company has over 40 issued U.S. patents, of which 27 cover most of the Company's current products and existing processes, and has six U.S. patent applications currently pending. The Company also has over 120 foreign patents relating to many of its U.S. patents and has over 60 foreign patent applications currently pending. Stimsonite's patents cover various design aspects of its products as well as the processes used in their manufacture. The Company believes that its patents and proprietary production methods, coupled with its extensive industry experience, provide a key competitive advantage.

         The Company has three U.S. patents, expiring between November 1997 and July 1999, covering the use of glass as an abrasion resistant coating, and its application to the raised reflective pavement marker face. The Company has obtained patents covering various aspects of its snowplowable markers. Of these, four patents, which cover certain design, placement and methods, expire between April 1996 and April 1997. The Company expects that competition for components of snowplowable markers will increase as a result of the expiration of certain of these patents. The Company has recently obtained two new patents pertaining to its new snowplowable markers. The Company also has obtained patent coverage on two of its new markers. While the Company has applied for and expects to receive additional patents relating to new or improved product designs, there can be no assurance that such patents will issue, or if issued, that such patents will be effective in protecting the Company from competitors.

         The Company has obtained ten U.S. patents (with certain corresponding foreign patents) and has several patent applications pending covering Stimsonite's reflective sheeting processes, manufacturing equipment and products. These patents expire between 2001 and 2011. The Company also has applications pending on other reflective sheeting and precision embossed film products.

         The Company is continuing to develop new, potentially patentable products, product enhancements and product designs. The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although the Company is the owner of numerous patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, or the likelihood that pending patent applications will be issued. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop around the patented aspects of any of the Company's products or proposed products, or otherwise obtain access to the Company's proprietary technology.

         The Company has registered Stimsonite(R) as trademarks in the U.S. and in approximately 25 other countries. The Company believes that the highway safety industry associates the trade name Stimsonite with the industry leader in reflective highway safety products.

Foreign Operations

         The Company has U.K., Hong Kong and Australian subsidiaries (Stimsonite Europa Limited, doing business in the U.K. as Simsco, Stimsonite Hong Kong Limited and Stimsonite Australia Pty Limited, respectively) which act principally as the Company's sales and marketing arm in these and other countries. There are significant challenges to conducting business in foreign countries, including, among other factors, regulatory compliance and approvals, local acceptance of the Company's products, adaptation and design of products to meet local requirements and criteria, and fluctuations in foreign exchange rates. For sales and selected financial information by geographical area, see
Note 15 of "Notes to Consolidated Financial Statements".

Sales and Marketing

         The  Company  sells  its  products   through  an  extensive  sales  and
distribution network that markets the Company's full product line.

         The  Company's   marketing  strategy  is  developed  by  the  Company's
management and is implemented in the U.S. by Stimsonite's national sales managers and regional and district sales managers. The regional managers work closely with customers and coordinate a distribution network that includes manufacturers' representatives and approximately 47 distributors employing collectively over 250 salespersons. The Company believes that this network and the Company's relationships with key distributors are competitive strengths in Stimsonite's business.

         The Company markets its products to highway contractors and government agencies for projects in all 50 states. In 1996, the Company had sales in excess of $1 million in 19 states. The inability of the Company to do business in any of these states could have a material adverse affect on the Company's business. Stimsonite sells its products principally to highway contractors, sign fabricators, state departments of transportation, and county and city road and highway departments. Such sales may be to any of the established channels of distribution or by direct sales depending on the size of the purchase, competitive pressures in a particular market and other factors. Road and highway pavement marking and signing requirements are established by each government entity. The Company's sales force works closely with traffic engineers to demonstrate the quality and effectiveness of Stimsonite's products and the control and safety advantages of increased signing and highway pavement marking use. The Company also works directly with state officials to enhance awareness of the safety benefits and cost effectiveness of the Company's products.

         Traffic engineers responsible for maintaining roads and highways are faced with an array of issues relating to traffic safety and congestion. The increasing number of visually impaired drivers and the continued pressure on highway capacity continually force traffic engineers to reassess their requirements and priorities. These engineers search for products that improve highway capacity while maintaining appropriate safety levels and minimizing ongoing maintenance costs. The Company's sales and marketing strategy is directed towards understanding these market dynamics, working with, and responding to the needs of, its customers and demonstrating the relative advantages of Stimsonite products.

         The Company's international sales and marketing is implemented by both local sales office staffs, commissioned regional managers and exclusive sales agents. Stimsonite's European sales and marketing are conducted through
Stimsonite Europa, which maintains sales offices in Bristol, England. Commissioned regional sales managers coordinate the Company's sales and marketing activities in the Middle East and Central and South America. Stimsonite Australia Pty Ltd. coordinates the Company's sales and marketing activities in the Southern Pacific Rim. Stimsonite Hong Kong Limited coordinates sales and marketing activities in China and the Northern Pacific Rim. Stimsonite also has approximately 40 exclusive agents situated throughout the international markets that employ collectively over 150 sales persons.

Seasonality

         The Company's sales are seasonal, with peak sales activity normally occurring in the second and third fiscal quarters. For a discussion of quarterly results of operations, backlog and the effects of seasonality on inventory levels, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

         The Company believes its principal competitive advantages are its long-standing reputation for quality and reliability, its proprietary and patent-protected technology, its understanding of its markets and customer needs, and its well-established sales and distribution networks. See "Patents and Proprietary Rights" above.

         The Company believes that it has a substantial U.S. market share in its highway delineation product line due to its patented and proprietary technology and its experience in its markets. The Company competes with one principal competitor, Ray-O-Lite, a division of Pac-Tec Inc., in the U.S. market for raised reflective pavement markers. While Ray-O-Lite competes through a network of distributors, the Company emphasizes direct sales. The Company has two significant competitors in the U. S. market for thermoplastic material, Cataphote Inc., a subsidiary of Sovitec Cataphote Inc., and Swarco America, Inc. a subsidiary of Swarco Holding AG. In situations where sealed bids are required by government agencies, the Company competes on price. In other situations, the Company primarily emphasizes product quality, performance and service in addition to price. The Company competes with a number of other regional companies in the international highway delineation market for raised reflective pavement markers.

         Stimsonite has one significant competitor in the market for highway signing, Minnesota Mining and Manufacturing Company ("3M"), which the Company believes holds a dominant U.S. and international market share position. The Company competes in this area on the basis of product quality and performance, and price. In the precision embossed film material market, the Company competes with 3M and Reflexite Corporation.

Raw Materials

         The principal raw materials used by the Company to manufacture its products are acrylic, resins, glass beads, sand, calcium carbonate, titanium dioxide and cast iron. The Company obtains the raw materials it uses to manufacture its products from commercial sources. Although the Company's practice is to seek cost savings and enhance quality by purchasing from a limited number of suppliers, substantially all of the raw materials needed to manufacture the Company's products are readily available from alternate sources of supply.

Environmental Matters

         The Company is subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. The Company believes that it has complied with these laws in all material respects.

Customers

         Stimsonite sells its products in the U.S. principally to highway contractors, sign fabricators, distributors, state departments of transportation, and county and city road and highway departments. A significant portion of the Company's U.S. sales are effected through fixed price contracts awarded by competitive bids submitted to state and local agencies. The terms and conditions of such sales and the contract procurement process are subject to extensive regulation by various federal, state and local authorities in the U.S. and by governmental authorities of other countries. Substantially all of these contracts are not subject to renegotiation of profits or unilateral cancellation and involve product shipment within one year of receipt of the order. The Company sells its products outside of the U.S. primarily to independent sales agents who resell to local governmental authorities and their contractors. Highway delineation and sign products may not be used on most highways unless they meet state and local specifications which frequently incorporate relevant industry and federal standards and testing guidelines. The Company's products, including its high performance reflective sheeting, meet both these industry and federal procurement specifications.

Employees

         As of March 1, 1997, the Company had approximately 374 full-time employees, of which approximately 173 were hourly employees and 201 were salaried employees. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement.

ITEM 2--PROPERTIES

         The Company maintains its corporate headquarters and manufacturing, administrative, sales and product development facilities in Niles, Illinois. The Company also manufactures products in facilities located in Atlanta, Georgia; Mount Prospect, Illinois; Adelanto, California and Kilsyth, Australia. The Company's eight principal facilities, all of which are leased, are as follows:

                               Approximate
                                   Square
Location                         Footage       Function                                     Lease Expiration
--------                         -------       --------                                     ----------------
Niles, Illinois                   74,291       Administration, manufacture, sales,          January 2007 renewable through
                                               product development, engineering             2017
                                               and warehouse

Atlanta, Georgia                 100,000       Administration, manufacture, sales,          August 2008
                                               product development, engineering
                                               and warehouse

Atlanta, Georgia                  42,000       Manufacture and warehouse                    October 1997 renewable through
                                                                                            October 1998

Atlanta, Georgia                  46,000       Manufacture and warehouse                    April 2004 renewable through
                                                                                            April 2009

Mount Prospect, Illinois          49,853       Manufacture, product development,            December 2001 renewable
                                               engineering and warehouse                    through December 2006
Adelanto, California
                                  15,000       Manufacture and warehouse                    January 2001

Bristol, England                  2,640        Sales and warehouse                          April 1998

Kilsyth, Australia                16,000       Manufacture, sales and warehouse             June 1997

         The Company also leases public warehouse space in other U.S. locations.

         The Company owns a 20 acre site in Waukegan IL. Situated on this site is a 137,000 square foot building. The building is an enclosed shell which could be occupied upon a build out of the office space. The Company intends to sell this site and has listed the property with a commercial broker.

         The Company's manufacturing facilities are equipped with specialized equipment and utilize extensive automation for the manufacture of its products. The Company believes that substantially all of its property and equipment are in good operating condition.

         The Company currently uses the major portion of its manufacturing capacity but has determined that its capacity is adequate for 1997. The Company expects to expand capacity in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and Capital Resources."

ITEM 3--LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation has resulted in any material adverse loss to date and the Company is not engaged in any legal proceedings, as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations. The Company maintains product liability insurance in amounts which it believes to be adequate for its business.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of holders of the Company's common stock during the fiscal quarter ended December 31, 1996.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age and current position(s) of each executive officer of the Company as of March 24, 1997 is as follows:

                                                    Present Principal Position
         Name                              Age      and Offices with the Company
         ----                              ---      ----------------------------

Robert E. Stutz..........................    44     President and Chief Executive Officer
Michael A. Cherwin.......................    40     Vice President-Human Resources
Clifford S. Deremo.......................    40     Vice President-Sales and Marketing
Walter B. Finley.........................    49     Vice President-Atlanta Operations
Charles L. Hulsey........................    53     Vice President-Operations
Robert M. Pricone........................    52     Vice President-Engineering
Thomas C. Ratchford......................    48     Vice President-Finance, Chief Financial Officer,
                                                     Treasurer and Secretary


       Robert E. Stutz became the President and Chief Executive Officer and a director of the Company on March 22, 1997. From 1991 to March 21, 1997, Mr. Stutz was Vice President and General Manager, Automotive Controls Division, of Cherry Electrical Products, a Division of the Cherry Corporation, a designer, manufacturer and marketer of customer electrical, electronic and semi conductor components in automotive, computer and consumer and commercial markets. Prior to 1991, Mr. Stutz was Vice President - Worldwide Sales and Marketing for Carlingswitch, Inc., a manufacturer of specialty switches and circuit breakers.

       Michael A. Cherwin has served as Vice President - Human Resources since 1992. From 1990 to 1992, Mr. Cherwin served as Director of Human Resources of the Company. Prior to 1990, Mr. Cherwin was the director of human resources at the Stimsonite Products Division of Amerace Corporation (a manufacturer of electrical utility, battery separator and traffic safety products), from which the Company purchased the majority of its assets.

       Clifford S. Deremo has served as Vice President - Sales and Marketing since February 1995. Prior to February 1995, Mr. Deremo served in various positions with FMC Corporation (a diversified manufacturer of chemicals, machinery and defense equipment). From 1992 to February 1995, Mr. Deremo was the worldwide business manager for FMC's converting equipment division. From 1990 to 1992, he was the business manager for the FMC's palletizer products division. Prior to 1990, Mr. Deremo was general sales manager of FMC's packaging systems division.

       Walter B. Finley has served as Vice President - Atlanta Operations since January 1996. From June 1995 to December 1995, Mr. Finley served as the General Manager of the Company's Atlanta operations. Prior to June 1995, Mr. Finley was the Executive Vice President - CFO for Pave-Mark Corporation, substantially all the assets of which were purchased by the Company in the second quarter of 1995.

       Charles L. Hulsey has served as Vice President - Operations since 1990. Prior to 1990, Mr. Hulsey was the vice president of operations at the Stimsonite Division.

       Robert M. Pricone has served as Vice President - Engineering since April 1993. From 1990 to April 1993, Mr. Pricone served as Vice President of Research and Development of the Company. Prior to 1990, Mr. Pricone was vice president and project director of reflective sheeting at the Stimsonite Division.

       Thomas C. Ratchford has served as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary since October 1993. From 1992 to 1993, Mr. Ratchford was executive vice president - finance and administration for American Communications Services, Inc. (a development stage company in the telecommunications service industry). Prior to 1992, Mr. Ratchford was employed by The Paxall Group, Inc. (a manufacturer of customized packaging machinery) where he served as vice president - finance and administration.

       Executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Directors.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Stimsonite's common stock is traded on The Nasdaq Stock Market's National Market System under the symbol STIM. As of March 1, 1997, there were approximately 77 stockholders of record, including brokerage firms and other nominees. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the common stock on the National Market System.

1996                              High                      Low
----                              ----                      ---
First Quarter                    $10.00                   $ 7.75
Second Quarter                     9.75                     7.75
Third Quarter                      8.50                     6.125
Fourth Quarter                     6.75                     5.375

1995
First Quarter                    $14.25                   $10.25
Second Quarter                    13.00                     9.50
Third Quarter                     12.50                    10.00
Fourth Quarter                    13.50                     9.75

       Stimsonite has never declared or paid any cash dividends on its capital stock. Stimsonite currently intends to retain its future earnings, if any, to finance operations, expand its business and repay outstanding debt and does not anticipate paying cash dividends on its common stock for the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA.


Selected Financial Data
(in thousands, except per share amounts)

                                                                          December 31,
Income Statement Data                         1996            1995           1994           1993            1992
--------------------------------------------------------------------------------------------------------------------
Net Sales                                     $82,712         $68,119        $55,941        $45,929         $39,658
Gross Profit                                   26,877          26,494         28,565         23,816          19,850
Operating Income (Loss)                         1,971           7,441         12,168          9,395           7,401
Net Income (Loss)                                (848)          2,610          6,136         (1,286)          2,110
Net Income (Loss) per Common Share             ($0.09)          $0.29          $0.68          $0.17           $0.28
Average Shares Outstanding                      8,975           9,119          9,075          7,611           7,573
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
--------------------------------------------------------------------------------------------------------------------
Total Assets                                  $71,870         $67,596        $50,936        $48,878         $41,673
Long-Term Debt                                 28,300          24,703         15,523         24,092          31,324
--------------------------------------------------------------------------------------------------------------------

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1996, 1995 and 1994. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

         The Company manufactures and markets highway safety products used in a variety of applications where motorist guidance is important. In May 1995, the Company acquired substantially all of the assets of Pave-Mark Corporation ("Pave-Mark"). Pave-Mark manufactures and markets thermoplastic pavement marking materials and related application equipment used primarily for highway marking. These product lines have historically generated lower margins than the Company's other lines due to a substantially more competitive environment. The results of operations, assets, liabilities and cash flows attributable to this acquisition have been included in the Company's consolidated financial statements from the date of the acquisition.

         The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted  12.5%,  14.2%  and  14.8%  of net  sales in  1996,  1995 and  1994, respectively. See Note 15 of Notes to Consolidated Financial Statements. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

         The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects.

         Table 1 below sets forth unaudited financial data for each of the fiscal quarters of 1996 and 1995. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period. The comparison of the first two quarters of 1996 and 1995 is affected by the purchase of the assets of Pave-Mark in the second quarter of 1995. The operating results of Pave-Mark have been incorporated since the end of May 1995.

Table 1


Quarterly Results
(dollars in thousands, except per share data)

                                               1996                                          1995
                             ----------------------------------------       ----------------------------------------
                                First    Second     Third    Fourth           First    Second     Third    Fourth
                               Quarter   Quarter   Quarter   Quarter         Quarter   Quarter   Quarter   Quarter
                              --------------------------------------------------------------------------------------

Net Sales                       $13,425   $24,240   $28,834   $16,213          $7,911   $16,111   $26,298   $17,799
Cost of Goods sold                9,030    15,099    18,113    13,593           4,878     8,744    15,722    12,281
Gross Profit                      4,395     9,141    10,721     2,620           3,033     7,367    10,576     5,518
--------------------------------------------------------------------------------------------------------------------

Operating Expenses
--------------------------------------------------------------------------------------------------------------------
Selling and Administrative        3,845     3,653     3,958     3,804           2,695     3,182     3,910     3,362
Research and Development            792       618       689       701             750       792       803       744
Amortization of Intangible          709       710       711       716             697       702       704       712
Assets
Restructuring Charge               ----      ----      ----     4,000
Total Operating Expenses          5,346     4,981     5,358     4,000           4,142     4,676     5,417     4,818
Operating Income (Loss)            (951)    4,160     5,363    (6,601)         (1,109)    2,691     5,159       700
Interest Expense                    674       740       660       606             522       610       756       718
Joint Venture Partnership          ----      ----      ----      ----            ----        89        19         3
Loss
Other Income                       ----      ----      ----      ----            ----      ----      ----      ----
Income (Loss) Before
  Provision (Benefit) for Income
  Taxes and Extraordinary Item   (1,625)    3,420     4,703    (7,207)         (1,631)    1,992     4,384       (21)
Provision (Benefit) for Income
  Taxes                            (633)    1,356     1,913    (2,829)           (650)      798     1,750       216
Extraordinary Item,
  Net of Tax Benefit               ----      ----       332      ----            ----      ----      ----      ----
Net Income (Loss)                  (992)    2,064     2,458    (4,378)           (981)    1,194     2,634      (237)
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)Per Common
Share                            ($0.11)    $0.23     $0.27    ($0.49)         ($0.11)    $0.13     $0.29    ($0.03)
--------------------------------------------------------------------------------------------------------------------

FORWARD LOOKING STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         This document contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations and beliefs regarding future financial performance and assumptions underlying the foregoing relating to product demand, competition, ability to meet short and long term debt requirements, expected cash flows from operations, and projected capital spending levels. The actual results of outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including
(i) changes in economic conditions; (ii) pricing and other actions taken by competitors; (iii) government funding (or perceptions regarding such funding) of highway construction projects; and (iv) the Company's ability to develop and protect its proprietary technology and to react to increased competition resulting from expiring patents.

RESULTS OF OPERATIONS

         Table 2 below sets forth, for the periods indicated, the percentage of sales of certain items in the Company's consolidated statements of operations and other data and the percentage change in each item from the prior period.

Table 2

                                Percent of Net Sales    Percent       Percent of Net Sales   Percent
                                      Year Ended       Change From        Year Ended        Change From
                                    1996     1995     Prior Period      1995       1994     Prior Period
                                  ------------------------------------------------------------------------

Net Sales                           100.0%   100.0%       21.4%         100.0%      100.0%       21.8%
Cost of Goods Sold                   67.5     61.1        34.1           61.1        48.9        52.0
Gross Profit                         32.5     38.9         1.4           38.9        51.1        (7.3)
Selling and Administrative           18.5     19.3        16.1           19.3        20.3        15.7
Research and Development              3.4      4.6        (9.4)           4.6         4.1        35.9
Amortization of Intangibles           3.4      4.1         1.1            4.1         4.9         2.1
Restructuring Charge                  4.8      ---         N/A            ---         ---         N/A
Operating Income                      2.4     10.9       (73.5)          10.9        21.8       (38.8)
Interest Expense                      3.2      3.8         2.8            3.8         3.4        36.3
Joint Venture Partnership Loss        ---      0.2         N/A            0.2         0.4       (45.9)
Other Income                          ---      ---         N/A            ---         0.4         N/A
Income (Loss) before Provision
  (Benefit) for Income Taxes and
  Extraordinary Item                 (0.8)     6.9         N/A            6.9        18.3       (53.9)
Extraordinary Item,
     Net of Tax Benefit               0.4       ---        N/A            ---        (0.2)        N/A

Net Income (Loss)                    (1.0)%    3.8%        N/A            3.8%       11.0%      (57.5%)
------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         NET SALES. Net sales in 1996 were $82.7 million, an increase of $14.6 million or 21.4% compared to 1995. Excluding Pave-Mark, which was acquired in May 1995, revenues increased by 2.9%. Domestic highway delineation product sales, excluding Pave-Mark's products, increased by 6.4% due to greater market demand as a result of an uninterrupted flow of federal funds for highway projects in fiscal year 1996. Revenues for optical film fell by 15.3% due principally to the loss of certain low bid contracts in 1996. In addition, the Company believes many customers delayed optical film purchases in the first three quarters of 1996 in anticipation of the Company's release in the fourth quarter of an improved product. Sales to customers outside of the U. S. increased by 6.7% due principally to sales of thermoplastic products manufactured by Pave-Mark. Excluding Pave-Mark products, sales increased by 3.9%.

         COST OF GOODS SOLD. Cost of goods sold increased 34% to $55.8 million (67.5% of sales) in 1996 from $41.6 million (61.1% of sales) in 1995, primarily due to the inclusion of twelve months sales of Pave-Mark products that provide a lower gross margin than Stimsonite's other product lines. Fiscal 1995 included only 7 months of sales of Pave-Mark products. Excluding Pave-Mark, the cost of goods sold totaled $29.8 million (56.9% of sales) compared to $27.0 million (53.0% of sales) in 1995 or an increase of 10.4%. This increase in the cost of goods sold was the result of higher manufacturing costs and an increase in the provision for inventory obsolescence, particularly for optical film. The provision for the optical film product was due to the Company's introduction of an improved product in the fourth quarter of 1996.

         SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses in 1996 were $15.3 million, compared to $13.1 million in 1995. The $2.2 million increase was principally attributable to the inclusion of a full year of expenses for Pave-Mark in 1996, and to $0.5 million of additional sales commissions paid to outside sales representatives.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $2.8 million in 1996 compared with $3.1 million in 1995. The decrease was largely due to realization in 1996 of additional revenue from sales of insert tools which offsets research and development expenses. As a percentage of net sales, research and development expense totaled 3.4% in 1996 and 4.5% in 1995.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $2.8 million in both 1996 and 1995. These intangible assets relate primarily to the acquisition of principally all of the Company's assets in 1990 and Pave-Mark in 1995. Intangible assets are being amortized over varying useful lives, the longest of which is 20 years. Accordingly, the Company has incurred and will continue to incur significant non-cash expenses relating to the amortization of these assets. A further result of these amortization expenses also reduce cash payments for taxes.
See Notes 6 and 10 of Notes to Consolidated Financial Statements.

         RESTRUCTURING CHARGE. The Company incurred a $4.0 million restructuring charge in the fourth quarter of 1996. Substantially all of the charge related to anticipated losses in conjunction with the proposed sale of land and a building under construction in Waukegan, IL. In April 1996, the Company purchased 20 acres of undeveloped land in Waukegan, IL for the purpose of constructing a new manufacturing and office complex. The Company intended to relocate its principal manufacturing and office functions from Niles, IL to the Waukegan site during 1997. The Company initiated the construction of a 137,000 square foot building on the land in May 1996. In December 1996, when the facility was partially completed, the Company decided to remain in its Niles, IL facilities and not relocate any operations to Waukegan. The building is an enclosed shell which could be occupied upon a build-out of the office facilities. The site is currently listed for sale with a commercial broker. The building was constructed to meet the specific manufacturing requirements of the Company, including special electrical power requirements and environmental safety features. The Company believes that the cost of certain unique features of the building may not be recoverable. In addition, the 20 acre land site is approximately twice as large as is necessary for the existing building and the cost of the additional land may not be recoverable. The restructuring charge included amounts relating to unrecoverable costs and the marketing expenses associated with prospective sale of the building.

         The restructuring charge also includes certain other costs associated with a series of actions to reduce expenses. Among these actions were a 10% reduction in the salaried workforce and consolidation into the Niles, IL facility of several administrative functions that were previously performed in Atlanta.

         OPERATING INCOME. Operating income was $2.0 million in 1996 compared to $7.4 million in 1995, a decrease of $5.4 million. Operating income as a percentage of sales was 2.4% in 1996, compared to 10.9% in 1995. The decrease as a percent of sales was principally due to the inclusion of Pave-Mark (with its historically lower margin products) for a full year. Excluding the 1996 restructuring charges operating income would have been $6.0 million in 1996, a decrease of $1.4 million from 1995.

         INTEREST EXPENSE. Interest expense for 1996 was $2.7 million, which was $0.1 million higher than in 1995. In July of 1996, the Company refinanced its long term debt under a new unsecured credit agreement (see discussion under Liquidity and Capital Resources). Total borrowings (including current maturities) increased from $27.9 million at December 31, 1995 to $30.8 million at December 31, 1996. The increase in borrowings resulted from $6.4 million of debt incurred to purchase the land and fund construction costs at the Waukegan, IL facility and $1.3 million of debt incurred to fund the purchase in 1996 of 188,500 shares of the Company's common stock, offset by favorable cash flow from operations.

         INCOME TAXES. The Company incurred a loss in 1996. Accordingly, the provision for income taxes in 1996 was a benefit of $0.2 million, representing an effective tax benefit rate of 27.2% compared to a tax of $ 2.1 million, representing an effective tax rate of 44.8% in 1995. The current year decrease in the effective tax rate was the result of an inability to realize tax benefits on certain foreign net operating loss carry forwards.

         EXTRAORDINARY ITEM. As a result of the Company refinancing its long term debt, the Company recorded a $0.3 million after-tax extraordinary charge attributable to the accelerated write-off of deferred financing fees related to the Company's prior credit facility.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         NET SALES. Net sales in 1995 were $68.1 million, an increase of $12.2 million or 21.8% compared to 1994. Excluding Pave-Mark, revenues declined by 8.8%. Highway delineation product sales, excluding Pave-Mark's products, declined by 14.9% due to soft market demand which the Company believes was principally caused by uncertainty over the continued flow of federal funds for highway projects beyond fiscal year 1995. Revenues for optical film rose by 14.9% due principally to expansion into new markets. Sales to customers outside of the U. S. increased by 17.0% due principally to Pave-Mark. Excluding Pave-mark, international revenue increased 3.2%.

         COST OF GOODS SOLD. Cost of goods sold was $41.6 million (61.1% of sales) in 1995 compared to $27.4 million (48.9% of sales) in 1994. These increases were primarily due to the inclusion of Pave-Mark products that provide a lower gross margin than Stimsonite's other product lines. Excluding Pave-Mark, the cost of goods sold totaled $27.0 million (53.0% of sales) compared to $27.4 million (48.9% of sales) in 1994. The corresponding percentage increase was due primarily to a change in the sales mix which favored lower margin products.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in 1995 were $13.1 million, compared to $11.4 million in 1994. Substantially all of the $1.7 million increase was attributable to the acquired operations of Pave-Mark.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense was $3.1 million in 1995 and $2.3 million in 1994. The $0.8 million increase was due to increased spending for new product development and existing product improvements. As a percentage of net sales, such expense totaled 4.5% in 1995 and 4.1% in 1994.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $2.8 million in both 1995 and 1994.

         OPERATING INCOME. Operating income was $7.4 million in 1995 and $12.2 million in 1994, a decrease of $4.8 million. Operating income as a percentage of sales was 10.9% in 1995, compared to 21.8% in 1994. The decrease was due to the inclusion of Pave-Mark (with its historically lower margin products) and lower sales of other products without a corresponding decrease in expenses. Excluding Pave-Mark, operating income was $6.7 million or 13.1% of net sales.

         INTEREST EXPENSE. Interest expense for 1995 was $2.6 million, an increase of $0.7 million or 36.3% compared to 1994. The increase was primarily due to increased borrowings under the revolving portion of the Company's former credit agreement, which were used primarily to purchase the assets of Pave-Mark and to support higher levels of working capital. Total borrowings (including current maturities) increased from $18.2 million at December 31, 1994 to $27.9 million at December 31, 1995.

         INCOME TAXES. The provision for income taxes in 1995 was $2.1 million, representing an effective tax rate of 44.8% compared to $ 4.0 million, representing an effective tax rate of 39.2% in 1994. The lower effective tax rate in 1994 resulted from certain tax benefits arising from the dissolution of the Company's German subsidiary. The 1995 increase in the effective tax rate was partially offset by a reduction of the valuation allowance related to foreign net operating loss carryforwards.

         EXTRAORDINARY ITEM. The extraordinary expense in 1994 related to the elimination of a portion of previously deferred financing fees attributable to the prepayment of amounts outstanding under the Company's credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

         During the two years ended December 31, 1996, the Company has relied on internally generated funds and revolving credit borrowings to finance working capital requirements and capital expenditures. In July 1996, the Company refinanced its long term debt under a new unsecured credit agreement. The terms of the new credit agreement provide a credit facility totaling $45.0 million, of which $20.0 million is revolving credit that is due on June 30, 2000, bearing interest (at the Company's option) at prime or LIBOR plus a margin of 75 to 150 basis points based on the Company's debt to cash flow ratio for the preceding four quarters. Amounts available under the revolving loan are subject to certain borrowing base limitations. As of December 31, 1996, the maximum amount available, taking into account these borrowing limitations, was $20.0 million of which $6.425 million were outstanding borrowings. The balance of the credit facility is a $25.0 million term loan due in quarterly installments of $0.625 million with a final payment of $8.75 million due on June 30, 2003 and bearing interest (at the Company's option) at prime plus 25 basis points or LIBOR plus 180 basis points. As of December 31, 1996, borrowings under the term facility bore interest at 7.4875%. The new credit facility establishes certain financial covenants, including covenants relating to the Company's funded debt to EBITDA ratio, cash flow coverage ratio and leverage ratio. The Company's performance with respect to these covenants will affect, among other things, the amounts available under the revolving portion of the facility. In connection with the debt refinancing, the Company recorded a $0.3 million after tax extraordinary charge in the third quarter of 1996 attributable to the write-off of deferred financing fees related to the Company's prior credit facility. The Company has entered into interest rate protection agreements which effectively provide ceiling rates of interest on $11.9 million of its obligations under the credit agreement. The Company is required to make scheduled principal payments of $2.5 million in 1997 and 1998. The Company intends to meet this obligation with internally generated funds.

       The Company's net cash flow from operating activities was $13.3 million and $1.7 million for the years ended December 31, 1996 and 1995, respectively. The increase in cash flow from operating activities is the result of an increase in working capital of $11.1 million in 1996 compared to a $5.9 million increase in working capital for 1995. Working capital cash flow increased primarily because of increased collections of accounts receivable and lower inventory due to tighter controls. This was partially offset by lower net income after adjustment for non-cash items. Capital expenditures in 1996 included $9.4 million used to purchase land and fund construction at the Waukegan, IL facility and for other projects. Capital expenditures in 1995 were $3.8 million. In addition to the land and construction spending cited above, capital expenditures in 1996 reflected the addition, replacement and improvement of manufacturing equipment, some of which was initiated in 1995. The Company expects capital expenditure spending for additions and replacements to approximate $4.5 million in each of 1997 and 1998, with funding to be principally provided from internally generated funds. As of December 31, 1996, the Company had committed $0.3 million for the purchase of fixed assets and $0.5 million in continued construction costs for the Waukegan facility in 1997. The $0.5 million of commitments for the Waukegan facility reflected reimbursement of the general contractor for construction costs incurred in 1996.

         The Company currently uses the major portion of its manufacturing capacity but has determined that the capacity is adequate for 1997. The Company expects to expand capacity in 1998. The Company is currently in negotiations to lease or buy additional space in the Niles, IL area. However, there can be no assurance that these negotiations will be successful.

         In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of common stock. Through December 31, 1996, the Company had purchased 248,500 shares at an average price of $7.37. Completion of this stock repurchase program is permitted under the Company's credit agreement, subject to continued compliance with various financial covenants.

         The Company repaid term debt under its credit agreement totaling $2.0 million in 1996 and $3.1 million in 1995 from internally generated funds. At December 31, 1996, the Company's capitalization consisted of $28.3 million in long-term debt (excluding $2.5 million of current maturities) and $24.7 million in total stockholders' equity. At December 31, 1995, long-term debt was $24.7 million (excluding $3.2 million of current maturities) and total stockholders' equity was $26.2 million. The decrease in stockholders' equity is due to the repurchase of common stock mentioned above.

         The Company expects that cash flow from operations and borrowings under the credit agreement will be sufficient to fund working capital needs and capital expenditures and make mandatory principal payments under the credit agreement through 1998. From time to time, the Company considers possible acquisitions of businesses complementary to the Company's business. It is likely that any significant acquisition would be funded with additional long-term debt.

INFLATION

         Inflation has not had a significant effect on the Company's business during the periods discussed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Reference is made to Note 2 of the Notes to Consolidated Financial Statements.


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and schedules are listed under item 14.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Stimsonite Corporation

     We have audited the accompanying consolidated balance sheets of Stimsonite Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stimsonite Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Chicago, Illinois
February 18, 1997

STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share amounts)

                                                                         Year Ended December 31,
                                                                  1996              1995             1994
                                                                  ----              ----             ----

Net sales                                                      $ 82,712          $ 68,119           $ 55,941
Cost of goods sold                                               55,835            41,625             27,376
                                                                 ------            ------             ------
Gross profit                                                     26,877            26,494             28,565

Operating expenses:
Selling and administrative                                       15,260            13,149             11,367
Research and development                                          2,800             3,089              2,273
Amortization of intangible assets                                 2,846             2,815              2,757
Restructuring charge                                              4,000                --                 --
                                                                 ------            ------             ------
Total operating expenses                                         24,906            19,053             16,397
                                                                 ------            ------             ------
Operating income                                                  1,971             7,441             12,168
                                                                  -----             -----             ------

Other (income) expense:
Interest expense                                                  2,680             2,606              1,912
Joint venture partnership loss                                       --               111                205
Other income                                                         --                --               (206)
                                                                 ------           -------             ------
Income (loss) before provision
  for income taxes and extraordinary item                          (709)            4,724             10,257
Provision (benefit) for income taxes                               (193)            2,114              4,017
                                                                 ------            ------             ------
Income before extraordinary item                                   (516)            2,610              6,240
Extraordinary item, net of tax benefit                              332                --               (104)
                                                                 ------            ------             ------
Net income (loss)                                                 $(848)           $2,610             $6,136
                                                                 ======            ======             ======

Earnings (loss) per common and common equivalent
share:
Income before extraordinary item                                 $(0.06)            $0.29              $0.69

Extraordinary item, net of tax benefit                            (0.04)               --              (0.01)
                                                                  ------          -------             ------
Net income (loss)                                              $  (0.09)          $  0.29            $  0.68
                                                              ==========        =========          =========
Weighted average number of common and common
equivalent shares outstanding                                 8,974,823         9,118,912          9,074,529
                                                              =========         =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)


                  ASSETS                                 December 31,
                                                         ------------
Current assets:                                      1996           1995
---------------                                      ----           ----

      Cash and cash equivalents                  $     227     $     251
      Trade accounts receivable, less
          allowance for doubtful accounts
          of $1,206 (1996) and $895 (1995)          17,130        18,144
      Inventories                                   11,938        14,848
      Prepaid expenses and other                     3,157           921
      Deferred tax assets                            1,670         1,345
                                                     -----         -----
          Total current assets                      34,122        35,509
      Property, plant and equipment, net            18,907        11,890
      Intangible assets, net                        14,373        16,884
      Deferred financing costs, net of
          accumulated amortization
          of $24 (1996) and $2,152 (1995)              287           892
      Deferred tax assets                            3,990         2,322
      Other                                            191            99
                                                   -------       -------
          Total assets                             $71,870       $67,596
                                                   =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                               1996           1995
--------------------                               ----           ----

      Accounts payable                           $  11,334      $  7,242
      Current maturities of long-term debt           2,500         3,243
      Accrued employee benefits                      3,526         3,510
      Accrued warranty costs                           909           510
      Accrued income taxes                               0         1,527
                                                    ------        ------
             Total current liabilities              18,269        16,032
      Accrued post retirement benefits                 631           631
     Long-term debt                                 28,300        24,703
                                                    ------        ------
           Total liabilities                        47,200        41,366
                                                    ------        ------

Commitments and Contingencies
Stockholders' equity:
      Common Stock, $.01 par value--
           15,000,000 shares authorized,
             8,706,150 shares (1996) and
             8,861,400 shares (1995)
             issued and outstanding                     90            89
      Treasury stock, at cost                       (1,801)         (494)
      Additional paid-in capital                    23,818        23,516
      Retained earnings                              2,314         3,162
      Foreign currency translation adjustment          249           (43)
                                                   -------       -------
          Total stockholders' equity                24,670        26,230
                                                   -------       -------
             Total liabilities and stockholders'   $71,870       $67,596
               equity                              =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
   (dollars in thousands)

                                                                                Year Ended December 31,
   Cash flows from operating activities:                                    1996           1995           1994
   -------------------------------------                                    ----           ----           ----

      Net income (loss)                                                    $  (848)       $  2,610       $  6,136
      Adjustments  to  reconcile  net  income  (loss)
      to net cash  provided  by operating activities:
           Depreciation                                                      3,166           2,566          1,905
           Amortization of intangibles, deferred financing
           costs and discount on long-term debt                              3,124           3,212          3,243
           Provision for uncollectible accounts                                311             303            259
           Deferred income taxes                                            (1,993)         (1,204)          (145)
           Extraordinary item                                                  332              --            143
           Restructuring charge                                              4,000              --             --
           Joint venture partnership loss                                       --             111            205

      Changes in assets and liabilities, (net of effects of acquisitions)::
           Trade accounts receivables                                          703           1,319         (6,163)
           Inventories                                                       2,910          (4,369)        (1,077)
           Prepaid expense and other                                        (2,236)            (81)            46
           Accounts payable                                                  4,945          (1,777)           760
           Accrued employee benefits                                            16            (875)           579
           Accrued warranty                                                    399             210           (228)
           Accrued income taxes                                             (1,527)           (342)           112
                                                                            -------          -----          -----
           Net cash provided by operating activities                        13,302           1,683          5,775
                                                                            -------          -----          -----
   Cash flows from investing activities:
      Purchase of property, plant and equipment                             (9,394)         (3,752)        (2,593)
      Acquisition of Pave-Mark                                                  --          (7,961)            --
      Investment in joint venture partnership                                   --            (111)          (205)
      Other                                                                                   (103)          (307)
                                                                          ---------        --------        -------
      Net cash used in investing activities                                 (9,394)        (11,927)        (3,105)
                                                                          ---------        --------        -------
   Cash flows from financing activities:
      Net proceeds from the issuance of common stock                           303             115          2,811
      Payment to reacquire Common Stock                                     (1,307)           (494)            --
      Payments on notes receivable on common stock                             --               61             36
      Principal payments under capital lease obligation                        (34)             --             --
      Proceeds from long term-debt                                          37,300          12,800            500
      Payments on long term-debt                                           (40,154)         (3,095)        (8,632)
      Cash over draft                                                           --             926             --
      Financing fees paid in connection with debt refinancing                 (332)           (151)           (35)
                                                                            -------         ------         -------
      Net cash provided by (used in) financing activities                   (4,224)         10,162         (5,320)
                                                                            -------         ------         -------
      Effect of exchange rate changes on cash                                  292             (30)           (16)
                                                                            -------         ------         -------
      Net increase (decrease) in cash and cash equivalents                     (24)           (112)        (2,666)
      Cash and cash equivalents, beginning of year                             251             363          3,029
                                                                           -------         -------        -------
      Cash and cash equivalents, end of year                               $   227         $   251        $   363
                                                                           =======         =======        =======
   Supplemental disclosures:
      Cash paid during the year for interest                                $2,810          $2,228         $1,719
      Cash paid during the year for income taxes                            $2,880          $3,732         $4,011
      Capital Lease for Property, Plant & Equipment                         $  724
      Property, Plant & Equipment purchases included in Accounts
      Payable                                                               $3,915

     The accompanying notes are an integral part of the consolidated financial statements.

STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands except share data)


                                                              1996                  1995                1994
                                                              ----                  ----                ----

                                                        Shares     Amount     Shares    Amount    Shares    Amount
                                                        ------     ------     ------    ------    ------    ------
COMMON STOCK                Balance at January 1       8,861,400      $89   8,903,900      $89   8,556,400     $86
                            ---------------------------------------------------------------------------------------
                            Repurchase of common stock  (188,500)             (60,000)
                                                       ------------------------------------------------------------
                            Issuance of common stock      33,250        1      17,500              347,500       3
                            ---------------------------------------------------------------------------------------
                            Balance at December 31     8,706,150      $90   8,861,400      $89   8,903,900     $89
-------------------------------------------------------------------------------------------------------------------
TREASURY STOCK              Balance at January 1         (60,000)   ($494)
                            ---------------------------------------------------------------------------------------
                            Repurchase of common stock  (188,500)  (1,307)    (60,000)   ($494)
                            ---------------------------------------------------------------------------------------
                            Balance at December 31      (248,500) ($1,801)    (60,000)   ($494)
-------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID IN          Balance at January 1                  $23,516              $23,401             $20,593
                            ---------------------------------------------------------------------------------------
CAPITAL                     Issuance of common stock                  302                  115               2,808
                            ---------------------------------------------------------------------------------------
                            Balance at December 31                $23,818              $23,516             $23,401
-------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE            Balance at January 1                                          ($61)               ($97)
                            ---------------------------------------------------------------------------------------
FROM STOCK SALE             Payments on notes                                               61                  36
                            receivable
                            ---------------------------------------------------------------------------------------
                            Balance at December 31                                                            ($61)
-------------------------------------------------------------------------------------------------------------------
ACCUMULATED                 Balance at January 1                   $3,162                 $552             ($5,584)
                            ---------------------------------------------------------------------------------------
EARNINGS (DEFICIT)          Net income (loss)                        (848)               2,610               6,136
                            ---------------------------------------------------------------------------------------
                            Balance at December 31                 $2,314               $3,162                $552
-------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY            Balance at January 1                     ($43)                ($13)                 $3
                            ---------------------------------------------------------------------------------------
TRANSLATION                 Aggregate adjustment from
                            translation of foreign
ADJUSTMENT                  currency  statements                      292                  (30)                (16)
                            ---------------------------------------------------------------------------------------
                            Balance at December 31                   $249                 ($43)               ($13)
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS'         Balance at January 1                  $26,230              $23,968             $15,001
                            ---------------------------------------------------------------------------------------
EQUITY                      Repurchase of common stock             (1,307)                (494)
                            ---------------------------------------------------------------------------------------
                            Payments on notes                                               61                  36
                            receivable
                            ---------------------------------------------------------------------------------------
                            Issuance of common stock                  303                  115               2,811
                            ---------------------------------------------------------------------------------------
                            Foreign currency                          292                  (30)                (16)
                            translation adjustment
                            ---------------------------------------------------------------------------------------
                            Net income (Loss)                        (848)               2,610               6,136
                            ---------------------------------------------------------------------------------------
                            Balance at December 31                $24,670              $26,230             $23,968
-------------------------------------------------------------------------------------------------------------------

STIMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)


1. Nature of Business:

Stimsonite Corporation and subsidiaries (the "Company") is a manufacturer and marketer of highway safety products. These products include (i) highway delineation products, such as raised reflective pavement markers, thermoplastic pavement marking materials and related application equipment, construction work zone markers, and roadside and other delineators; and (ii) optical film materials, such as high performance reflective sheeting used in the construction of highway signs, pre-printed sign faces, and other applications.


2. Summary of Significant Accounting Policies:

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The  consolidated  financial  statements  include the  financial  statements  of
Stimsonite   Corporation   and  its   subsidiaries.   Significant   intercompany
transactions have been eliminated in consolidation.

Foreign Currency  Translation

The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Accordingly, all assets and liabilities are translated at current and historical rates of exchange and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a component of stockholders' equity.

Revenue Recognition

The Company recognizes revenue upon shipment of the product.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with an initial maturity date of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

Property,  Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred; major improvements are capitalized. Upon retirement or sale, the cost of assets and related accumulated depreciation are removed from the accounts and any resulting gains or losses upon disposition are reflected in operations. The following is a summary of the estimated useful lives utilized by the Company:

         Equipment...................................     7 years
         Furniture and fixtures......................     7 years
         Automobiles.................................     5 years
         Molds, dies and tools.......................     3 years
         Leasehold improvements......................     Lesser of lease life
                                                          or useful life

Intangible  Assets

Intangible assets have been recorded at cost and are being amortized on the straight-line basis over their respective amortization periods (see Note 5). In the current year, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset.

Deferred Financing Costs

Deferred financing costs represent commitment fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized as interest expense over the life of the related debt using the interest method.

Warranty Costs

Estimated costs related to warranty of certain highway signing products are charged to operations at the time of the sale.

Income Taxes

The Company accounts for income taxes under the principles of SFAS No. 109 "Accounting for Income Taxes."

In accordance with SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

Financial  Instruments

The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short duration of these instruments. The fair value of the Company's debt, current and long-term is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include warranty accruals which are estimated based upon product performance experience, and it is reasonably possible that this estimate could change in the near term.

Earnings Per Share Calculation

The computation of income (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding during each period. The dilutive effect of all other stock options has been calculated using the treasury stock method. Income (loss) per common and common equivalent share computed on an historical basis pursuant to Accounting Principles Board Opinion No. 15 approximates the SAB 83 presentation.

Recently Issued Accounting Pronouncements

Earnings  per  share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require dual presentation of basic and diluted EPS on the Company's Statement of Operations and is effective the Company's fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its financial statements.

Disclosure of Information About Capital Structure Statement of Financial Accounting Standards No. 129. "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 31, 1997. The Company believes that adoption will not have a material impact on its current disclosures.

3.   Inventories:

Inventories are comprised of the following:
                                                        December 31,
                                                    1996            1995
                                                    ----            ----

     Raw materials.............................  $  3,772       $  4,735
     Work-in-process...........................     1,601          4,062
     Finished goods............................     6,565          6,051
                                                ---------      ---------
                                                  $11,938        $14,848

4.   Property, Plant and Equipment:

Property, plant and equipment are comprised of the following:
                                                          December 31,
                                                        1996           1995
                                                        ----           ----

     Equipment.................................       $17,016         $14,382
     Molds, dies and tools.....................         3,822           3,761
     Leasehold improvements....................         2,817           2,133
     Furniture and fixtures....................           786             566
     Automobiles...............................           595             480
     Waukegan facility costs...................         6,411             ---
     Construction in progress..................         1,948           1,891
                                                      -------         -------
                                                       33,395          23,213
     Less accumulated depreciation and amortization   (14,488)        (11,323)
                                                       ------         -------
                                                      $18,907         $11,890
                                                       ======          ======

5. Intangible Assets:

Intangible assets consist of the following:

                                                                 Amortization                  December 31,
                                                                    Period                  1996           1995
                                                                    ------                  ----           ----
      Patents                                                       6-17 years            $15,467        $15,246
      Covenants not to compete                                      3-10 years              7,089          7,089
      Sales representative and distribution organization acquired     7 years               2,298          2,298
      Government product approvals acquired                          15 years               2,148          2,148
      Goodwill associated with Simsco acquisition                    20 years               1,279          1,279
      Goodwill associated with Pave-Mark acquisition                 20 years                 901            901
      Trademarks and other                                           15 years               2,777          2,663
                                                                                           ------       --------
                                                                                           31,959         31,624
      Less accumulated amortization.                                                      (17,586)      (14,740)
                                                                                           ------       --------
                                                                                          $14,373        $16,884
                                                                                          =======       ========

6. Long Term Debt:

At December 31, 1996, the Company had outstanding borrowings under the new credit agreement as follows:

                                                          December 31, 1996
                                                          -----------------
     Term Loan principal payable quarterly
     from March 31, 1997 through March 31,
     2003 and final payment of $8.75 million
     due June 30, 2003. Interest payable
     in one, two, three or six
     month periods at the Company's option.                    $  24,375

     Revolver  loan  principal  due  June 30,
     2000.  Interest  payable  in  one,  two,
     three  or six month periods at the
     Company's option.                                             6,425
                                                                   -----
                                                                  30,800
     Less current maturities                                      (2,500)
     Total long-term debt                                        $28,300

On July 23, 1996, the Company refinanced its long term debt under a new unsecured credit agreement. The terms of the new credit agreement provide a credit facility totaling $45.0 million of which $20.0 million is revolving credit due on June 30, 2000 and $25.0 million is a term loan due June 30, 2003. In connection with the debt refinancing, the Company recorded a $0.3 million ($0.04 per share) extraordinary charge in the third quarter of 1996 attributable to the write-off of deferred financing fees related to the Company's prior credit facility.

Quarterly installment repayments of $0.625 million and a final repayment of $8.75 million is due on June 30, 2003 on the term loan. Borrowings under the new credit agreement may be repaid in whole or in part without penalty.

The outstanding borrowings under the revolver loan bear interest at prime (8.25% at December 31, 1996) or LIBOR (at the Company's option) plus a LIBOR margin ranging from 0.75% to 1.5% based on the ratio of debt to cash flow determined on the immediately preceding rolling four quarter performance at December 31, 1996. At December 31, 1996, the LIBOR margin in effect was 1.25% and the all inclusive LIBOR interest rate on the revolving loan was 6.935%. At December 31, 1996, under the revolving loan, $5.0 million was borrowed under LIBOR contracts and $1.425 million was borrowed at prime. The outstanding borrowings under the term loan bear interest at either prime plus .25%. (8.5% at December 31, 1996) or LIBOR plus 1.8% (7.4875% at December 31, 1996)(at the company's option). At December 31, 1996 all outstanding borrowings under the term loan were under LIBOR contract.

Under the revolving loan, subject to compliance with certain borrowing base requirements, the Company may borrow up to $20.0 million. At December 31, 1996, $6,425 was outstanding under the revolving loan and $13,575 was available for further borrowing after considering borrowing base requirements. Unused amounts under the revolving loan are subject to an annual commitment fee of 0.375%.

The new credit facility establishes certain financial covenants, including covenants relating to the Company's funded debt to EBITDA ratio, cash flow coverage ratio and leverage ratio. In addition the new credit agreement imposes limitations on the Company with respect to among other things, (i) capital expenditures; (ii) mergers, acquisitions and purchases and sales of assets;
(iii) additional  indebtedness and liens;  (iv) transactions with affiliates and
(v) the payment of cash dividends and the repurchase of common stock. The Company's performance with respect to these covenants will affect, among other things, the level of additional borrowing available under the agreement.

Future minimum principal payments of long term debt are as follows:

                          Year                 Total
                          ----                 -----
                          1997               $  2,500
                          1998                  2,500
                          1999                  2,500
                          2000                  8,925
                          2001                  2,500
                          2002                  2,500
                          2003                  9,375
                                              -------
                                              $30,800

At December 31, 1995, the Company had term loans payable to its principal lender under the old credit agreement as follows:
                                                          December 31, 1995
                                                          -----------------

     Term Loan A bearing interest
     at base rate plus 1.25% (9.75%
     at December 31, 1995) or LIBOR
     plus 2.5% (8.1875% at December
     31,  1995),  at the Company's
     option, payable in quarterly
     installments from March 31, 1996
     through 1998.  Interest payable
     quarterly.                                                $8,567

     Term Loan B bearing  interest
     at base rate plus 1.75%  (10.25%
     at December 31, 1995) or LIBOR
     plus 3.0% (8.685% at December 31,
     1995) at the Company's option
     payable in quarterly installments
     from March 31, 1996 through 2000.
     Interest payable quarterly.                                6,579

     Revolver  loan  bearing  interest
     at base  rate plus  1.25%  (9.75%
     at  December  31,  1995) or LIBOR
     plus 2.5%  (8.1875% at December
     31, 1995) at  the   Company's
     option,   1998.   Interest
     payable quarterly.                                        12,600

     Swing line loan,  principal  due
     September  28, 1998.  Interest
     payable quarterly                                            200
                                                              -------
                                                               27,946
     Less current maturities                                   (3,243)
                                                              -------
     Total long-term debt                                     $24,703
                                                              =======


7. Common Stock:

On January  11, 1994 in  connection  with the  underwriters'  option to purchase additional shares to cover over-allotments in the Company's December 1993 initial public offering, the Company issued 333,500 shares of Common Stock to the public at $9.00 per share. The underwriting discounts and commissions against the sale were $210 with net proceeds to the Company amounting to $2,791. The proceeds were used to repay term loans under the credit agreement in effect at that time.

During 1994, 14,000 shares of Common Stock were issued in connection with the exercise of stock options. The average exercise price per share was $1.61.

During 1995, 17,500 shares of Common Stock were issued in connection with the exercise of stock options. The average exercise price was $1.94.

During 1995, the Board of Directors authorized the repurchase of up to 500,000 outstanding shares of Common Stock. As of December 31, 1996, a total of 248,500 shares had been repurchased as treasury stock at an average purchase price of $7.25. Completion of this stock repurchase program will be dependent upon the approval of the Company's lenders under the credit agreement and the market price of the stock.

During 1996, 33,250 shares of common stock were issued in connection with the exercise of stock options. The average exercise price was $1.70.


8. Stock Options:

Under the Stimsonite Corporation 1991 Stock Option Plan, up to 210,000 options to purchase shares of Common Stock were authorized for grant. Under the Stimsonite Corporation Executive Stock Option Plan (the "1992 Plan"), 197,050 options to purchase shares of Common Stock were authorized for grant. Under the Stimsonite Corporation 1993 Incentive Equity Plan (the "1993 Plan"), up to 428,000 shares of Common Stock may be issued pursuant to awards granted thereunder. Awards under the 1993 Plan may be awards of restricted stock, stock options, stock appreciation rights, deferred shares, performance shares and performance units. Through December 31, 1996, stock options were the only types of awards granted under the 1993 Plan. In 1994, the Company adopted the Stimsonite Corporation 1994 Stock Option Plan for Non-Employee Directors (the "Director Plan"). Under the Director Plan, certain non-employee directors receive an option to purchase 2,000 shares of Common Stock. The options vest over 5 years. Additionally each non-employee director may make an election to receive director's compensation in the form of stock options. In 1995 and 1994, 15,889 and 51,785 options were respectively granted under the Director Plan. The Director Plan also provides that each non-employee director elected at each annual meeting of stockholders receives an option to purchase 1,500 shares of common stock. No options were exercised under the Director Plan during the years 1996, 1995 and 1994.

The following is a summary of the activity in the Company's stock option plans and other options issued for the years ended December 31, 1996, 1995 and 1994.

                                                  Year Ended December 31,
                                              1996           1995       1994
                                            --------      ---------   --------
 Outstanding, beginning of the period        305,724       297,335     249,550
 Granted                                     161,847        67,856      61,785
 Exercised                                   (33,250)      (17,500)    (14,000)
 Canceled                                    (91,347)      (41,967)        --
                                            --------      ---------   --------
 Outstanding at end of period                342,974       305,724     297,335
                                            ========      ========    ========
 Average price per share                    $   4.88      $   3.54    $   3.18
                                            ========      ========    ========
 Exercisable at end of period                161,108       172,252     172,550
                                            ========      ========    ========
 Available for grant at end of period        477,226       547,726     573,615
                                            ========      ========    ========


The average exercise price per share of stock options exercised was $1.70 per share in 1996, $1.94 per share in 1995 and $1.61 per share in 1994.

The Company applies the provision of APB 25 in accounting for its stock based employee compensation arrangements. During 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25") for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock.

The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charge is required to be recognized.

As allowed by SFAS No. 123, the Company will continue to apply the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements and will disclose pro forma net income and earnings per share information in its footnotes as if the fair value method suggested in SFAS No. 123 had been applied.

If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows:

                                                   1996            1995
                                                   ----            ----
     Net Income (Loss)    As reported             $(848)         $2,610
                          Pro Forma                (900)          2,603

     EPS                  As Reported            $(0.09)          $0.29
                          Pro Forma               (0.10)           0.29

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions for 1996 and 1995, respectively: volatility of 33.0% and 33.4%; expected life of 7 and 6 years; risk-free interest rate of 5.4% and 7.7%; and no payment of dividends expected during the life of the options. The weighted average fair value of options granted during 1996 is $4.19 per share.


9. Income Taxes:

The components of income (loss) before provision (benefit) for income taxes and extraordinary item are as follows:

                                    Year Ended December 31,
                             ---------------------------------------
                            1996             1995             1994
                            ----             ----             ----
         Domestic          $(175)           $5,902          $  9,806
         Foreign            (534)           (1,178)              451
                          ------            ------           -------
                         $(1,709)           $4,724           $10,257
                          ======            ======           =======

The income tax provision (benefit) on income before provision for income taxes and extraordinary item for the years ended December 31, 1996, 1995 and 1994 is comprised of the following:

                                              Year Ended December 31,
                                          --------------------------------
     Current income tax expense:          1996          1995          1994
                                          ----          ----          ----
     Federal                             $1,485        $3,164       $3,379
     State                                  315           672          783
                                        -------       -------       ------
     Total current                       $1,800        $3,836       $4,162
                                        =======        ======       ======

     Deferred income tax (benefit) expense:
     Federal                            $(1,638)     $(1,455)     $  (118)
     State                                 (355)        (267)         (27)
                                        --------      ------      -------
     Total deferred                      (1,993)      (1,722)        (145)
                                        --------      ------      -------
         Total (benefit) provision      $  (193)      $2,114       $4,017
                                        =======       ======      =======

The income tax provision (benefit) differs from a provision (benefit) computed at the U.S. statutory rate as follows:

                                                      Year Ended December 31,
                                                      ----------------------
                                                      1996      1995    1994
                                                      ----      ----    ----
     Statutory rate                                  (34.0%)   34.0%   34.0%
     State income taxes
       (net of Federal benefit)                       (5.6%)    5.0%    5.0%
     Inability to utilize
       foreign operating losses                       25.6%     6.8%    1.2%
     Net operating loss utilized                        --       --    (2.7%)
     Provision for contingencies                     (18.3%)    5.8%     --
     Foreign sales corporation                       (14.1%)     --      --
     Reversal of foreign valuation allowance            --     (6.8%)    --
     Provision for non-deductible expenses            19.2%      --      --
     Other                                              --       --     1.7%
                                                     -----     ----    ----
         Total                                       (27.2%)   44.8%   39.2%
                                                     =====     ====    ====
The consolidated balance sheet includes the following:

                                               December 31, 1996
                                               -----------------
                                      Current    Non-current         Total
                                      -------    -----------         -----
     Deferred income tax assets       $1,670          $4,793        $6,463
     Valuation allowance                  --            (803)         (803)
                                      --------      ---------      --------
         Total                        $1,670          $3,990        $5,660
                                      ======          ======        ======

                                               December 31, 1995
                                               -----------------
                                      Current    Non-current         Total
                                      -------    -----------         -----
     Deferred income tax assets       $1,345          $2,794        $4,139
     Valuation allowance                 --             (472)         (472)
                                      ------          ------        ------
         Total                        $1,345          $2,322        $3,667
                                      ======          ======        ======

The components of the deferred tax asset balance (tax effected) are as follows:

                                    December 31, 1996         December 31, 1995
                                    -----------------         -----------------
                                  Temporary        Tax        Temporary     Tax
                                  Difference      Effect      Difference  Effect
                                  ----------      ------      ----------  ------
Property, plant and equipment      $  1,954    $    761    $  1,427    $    549
Intangible assets                       410         159         420         163
Allowance for doubtful accounts         905         353         517         200
Inventory obsolescence
   reserve and capitalization         1,963         766       1,951         757
Accrued vacation                        503         196         520         202
Accrued post-retirement benefits        405         158         467         181
Accrued warranty                        910         354         510         198
Stock option compensation               925         364         925         364
Restructuring reserve                 4,000       1,560        --          --
Inter-company profits                   364         141         364         141
Foreign NOLs                          3,302       1,651       2,768       1,384
                                   --------    --------    --------    --------
Subtotals                            15,641       6,463       9,869       4,139
Less valuation allowance             (1,651)       (803)       (943)       (472)
                                   --------    --------    --------    --------
Total                              $ 13,990    $  5,660    $  8,926    $  3,667
                                   ========    ========    ========    ========

As of December 31, 1996 and 1995, the Company had foreign net operating loss carry forwards of approximately $3,302 and $2,768, respectively. The carry forwards were generated principally in Europe and Australia and have no expiration date. During 1995, management implemented certain tax planning strategies to utilize the carry forwards attributable to Australia. As a result, the valuation allowance associated with the Australian carry forwards was reduced to zero as of December 31, 1995. As of December 31, 1996, the valuation allowance and related increase in the valuation allowance relates to the European deferred tax assets and is recorded as a result of the uncertainty of their ultimate realization.

10. Employee Benefit Plans:

The Company has a 401(k) savings plan covering substantially all of its salaried employees. The Company matches 25% of certain employee's pretax contributions under this plan. Contributions eligible for Company matching are limited to 6% of eligible earnings. Company matching contributions vest immediately. Company contributions under these plans for the years ended December 31, 1996, 1995 and 1994 were approximately $456, $541 and $446, respectively.

The Company has an agreement with an executive officer that provides for deferred compensation. The agreement provides for deferred payments based on years of service. For the years ended December 31, 1996, 1995 and 1994, expenses recorded under this plan were $70, $39 and $160, respectively.


11. Post-Retirement Benefits Other Than Pensions:

The Company is obligated to provide post-retirement benefits consisting mainly of medical coverage and life insurance to certain employees and their dependents who retired prior to July 31, 1991 as well as active employees age 55 or older on July 31, 1991 who are eligible for coverage when they retire and reach age 65.

For the years ended December 31, 1996, 1995 and 1994, the periodic expense for the post-retirement benefits consisted only of interest costs of $39, $46 and $62, respectively.

The discount rate used in determining the APBO as of December 31, 1996 and 1995 was 7.0% at each year end. The assumed health care cost trend rate used in measuring the APBO as of December 31, 1996 and 1995 varies by the age of the participant and the retirement date and ranges from 9% to 14%.

If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1996 and 1995 would be increased by 2.0% at each year end. The effect of this change on net periodic post-retirement benefit expense for the years ended December 31, 1996 and 1995 would be an increase of 1.8% for each year, resulting from the increase in interest expense.

12. Commitments:

The Company leases its office, warehouse and manufacturing facilities under non-cancelable operating leases which expire through 2008. The leases for these facilities contain renewal options, escalation clauses and requirements that the Company pay real estate taxes, insurance, utilities and maintenance.

Rent expense for the years ended December 31, 1996, 1995 and 1994 were approximately $1,926, $1,412 and $850, respectively. Annual minimum future payments for the next five years under all lease commitments are as follows:

        Year Ending
       December 31,
           1997..............................     $1,979
           1998..............................      1,807
           1999..............................      1,622
           2000..............................      1,269
           2001..............................      1,151

13. Credit Risk:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. The majority of the Company's sales are made to state governments and independent contractors and are related to highway construction and maintenance. The Company has a policy of obtaining letters of credit on most foreign sales, and payment bonds on most contractor sales. The Company generally sells on an unsecured basis to other customers including governmental agencies and distributors.


14. Geographic Segment Data:

The Company's operations consist of a single business segment which manufactures and markets reflective highway safety products. Transfers between geographic areas were at cost plus a negotiated mark-up. Sales and selected financial information by geographic area for the years ended December 31, 1996, 1995 and 1994 are as follows:

     1996                                                   United States     International  Eliminations    Consolidated
                                                            -------------     -------------  ------------    ------------
     Revenues.................................................    $78,467         $6,492         $(2,247)       $82,712
     Operating income.........................................      2,499           (528)            --           1,971
     Net income (loss)........................................       (252)          (596)            --            (848)
     Total assets.............................................     74,488          5,739          (8,357)        71,870

     1995                                                   United States     International  Eliminations    Consolidated
                                                            -------------     -------------  ------------    ------------
     Revenues.................................................    $64,262         $6,833         $(2,976)       $68,119
     Operating income.........................................      8,619         (1,178)            --           7,441
     Net income (loss)........................................      3,788         (1,178)            --           2,610
     Total assets.............................................     75,766          6,016         (14,186)        67,596

     1994                                                   United States     International  Eliminations    Consolidated
                                                              -------------     -------------  ------------    ------------
     Revenues.................................................    $52,496         $5,689         $(2,244)       $55,941
     Operating income.........................................     13,342           (821)           (353)        12,168
     Net income ..............................................      5,832*           451*           (147)         6,136
     Total assets.............................................     51,927          5,206          (6,197)        50,936

     * United States other expenses and international other income include $1,327 of debt forgiveness owing by Stimsonite GmbH to the Company on liquidation of Stimsonite GmbH in 1994.

International assets are principally trade receivables, inventory and goodwill associated with the acquisition of Simsco. United States revenue includes export sales for the years ended December 31, 1996 and 1995 of $3,859 and $2,876, respectively, inclusive of transfers between geographic areas, which are eliminated.


15. Acquisition of Pave-Mark Corporation:

On May 31, 1995, the Company, through a wholly owned subsidiary, purchased substantially all of the assets of Pave-Mark Corporation, a manufacturer of thermoplastic materials and related application equipment used primarily for highway marking. This acquisition was accounted for under the purchase method of accounting. The operating results of Pave-Mark have been included in the Company's consolidated results of operations since the acquisition date. The final purchase price was $7.5 million. In addition to the purchase price, the Company capitalized approximately $0.5 million acquisition costs. Proforma unaudited results of operations for the years ended December 31, 1995 and 1994 assuming the Pave-Mark acquisition had occurred on January 1, 1995 and January 1, 1994, respectively, are as follows:

                     Stimsonite Corporation and Subsidiaries
               Proforma Condensed Combined Statement of Operations
                            For the Periods Indicated
                                   (Unaudited)

                                             Year ended           Year ended
                                          December 31, 1995    December 31, 1994
                                          -----------------    -----------------
Net sales                                      $77,405               $82,460
Income before extraordinary item                 2,628                 5,413
Extraordinary item, net of tax benefit             --                  (104)
Net income                                       2,628                 5,309

Income  per  common  and
common  equivalent share:
Income before extraordinary item                 $0.29                 $0.60
Extraordinary item, net of tax benefit             --                  (0.01)
                                                 -----                 -----
Net income                                       $0.29                 $0.59
                                                 =====                 =====

Average number of common and common          9,118,912             9,074,529
equivalent shares outstanding

In conjunction with the above purchase, liabilities of $5.7 million were assumed. Goodwill acquired is being amortized over no more than 20 years using the straight-line method.


16. Extraordinary Item:

In 1994, the Company recorded a pre-tax extraordinary loss of $143 resulting from the elimination of a portion of deferred financing fees upon the application of the net proceeds of the additional shares of common stock issued pursuant to exercise of the underwriters' over-allotment option granted in connection with the initial public offering to repay amounts borrowed under the credit agreement then in effect. A tax benefit of $39 was allocated to the extraordinary loss.

In 1996, the company recorded a pre-tax extraordinary loss of $554 resulting from the write-off of the remaining deferred financing fees relating to the repayment of the Company's prior indebtedness. A tax benefit of $222 was allocated to the extraordinary loss.

17.  Restructuring Charge:

The Company incurred a $4.0 million restructuring charge in the fourth quarter of 1996. Substantially all of the charges relate to anticipated losses in conjunction with the proposed sale of land and a building under construction in Waukegan, IL. In April 1996, the Company purchased 20 acres of undeveloped land in Waukegan, IL for the purpose of constructing a new manufacturing and office complex. The Company intended to relocate its principal manufacturing and office functions from Niles, IL to the Waukegan site during 1997. The Company initiated the construction of a 137,000 square foot building on the land in May 1996. In December 1996, when the facility was partially completed, the Company decided to remain in its Niles, IL facilities and not relocate any operations to Waukegan. The building is an enclosed shell which could be occupied upon a buildout of the office facilities. The site is currently listed for sale with a commercial broker. The building was constructed to meet the specific manufacturing requirements of the Company, including special electrical power requirements and environmental safety features. The Company believes that the cost of certain unique features of the building may not be recoverable. In addition, the 20-acre land site is approximately twice as large as is necessary for the existing building and the cost of the additional land may not be recoverable. In recognition of the potentially unrecoverable costs and the marketing expenses associated with prospective sale of the building, the Company recorded the restructuring charge.

The restructuring charge also includes certain other costs associated with a series of actions to reduce expenses. Among these actions were a 10% reduction in the salaried workforce and consolidation into the Niles, IL facility of several administrative functions that were previously performed in other domestic locations.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information regarding directors of the Company will be set forth under the caption "Election of Directors" in Stimsonite's proxy statement related to the Company's 1997 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I as required by Instruction 3 of
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION.

       Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation--Compensation Committee Report on Executive Compensation" and "Executive Compensation--Performance Graph," is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information regarding any disclosable relationships and related transactions of directors and executive officers will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)   1.     The following financial statements are included in Part II of this report:

                          Report of Independent Accountants.

                          Consolidated Balance Sheets as of December 31, 1996 and 1995.

                          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

                          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                          Notes to Consolidated Financial Statements.

             2. The following financial statement schedule is included herein:

                          Report of Independent Accountants

                          II     Valuation and Qualifying Accounts.


                    All other schedules are not submitted because the required criteria has not been met, or because the required information is included in the consolidated financial statements or notes thereto.

             3.     Exhibits:

       Exhibit
       Number       Description of Document


         3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-22978)(the "1993 10-K").

         3.2               By-laws   of  the   Company,   as  amended  to  date,
                           incorporated by reference to Exhibit 3.2 to the 1993 10-K.

         4.1 Specimen certificate for the Company's common stock, $.01 par value, incorporated by reference to Exhibit
                           4.1 to the Company's Registration Statement on Form S-1, as amended (Commission File No. 33-70633) (the "Registration Statement").

         4.2 Registration Rights Agreement, dated as of October 19, 1993, among the Company, Quad-C Partners, L.P., Quad-C Partners C.V. and Commonwealth Investors, L.P., incorporated by reference to Exhibit 4.7 to the Registration Statement.

         4.3 Loan Agreement, dated July 23, 1996, among the Company as borrower, and LaSalle National Bank as co-lender and Harris Trust and Savings Bank as co-lender, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

       *10.1 Form of Employment Agreement, dated August 20, 1990, between the Company and Robert Pricone, Michael A. Cherwin and Charles Hulsey for minimum salaries of $78,800, $51,000 and $71,100, respectively, incorporated by reference to Exhibit 10.2 to the Registration Statement.

       *10.2 Employment Agreement, dated as of September 7, 1993, between the Company and Thomas C. Ratchford, incorporated by reference to Exhibit 10.3 to the Registration Statement.

       *10.3               Stimsonite   Corporation   1991  Stock  Option  Plan,
                           incorporated by reference to Exhibit 10.4 to the Registration Statement.

       *10.4 Stimsonite Corporation Executive Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement.

       *10.5 Stimsonite Corporation 1993 Incentive Equity Plan, incorporated by reference to Exhibit 10.6 to the Registration Statement.

       *10.6               Amended   and   Restated   Stock   Option   Plan  for
                           Non-Employee Directors.

       *10.7 Non-qualified Stock Option Agreement, dated October 1, 1993, between the Company and Thomas C. Ratchford, incorporated by reference to Exhibit 10.7 to the Registration Statement.

       *10.8 Non-qualified Stock Option Agreement, dated as of March 22, 1994, between the Company and Richard J. Cisek, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (commission file No. 0-22978)(the "1994 10-K").

       *10.9 Non-qualified Stock Option Agreement, dated as of February 20, 1995, between the Company and Clifford
                           S. Deremo, incorporated by reference to Exhibit 10.10 to the 1994 10-K.

       *10.10 Amerace Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.8 to the Registration Statement.

       *10.11 Form of Non-qualified Stock Option Agreement, dated February 13, 1996, between the Company and each of Michael A. Cherwin for 4,000 shares, Richard J. Cisek for 5,000 shares, Clifford S. Deremo for 7,000 shares, Walter Finley for 6,500 shares, Charles L. Hulsey for 5,000 shares, Robert M. Pricone for 7,000 shares, Thomas C. Ratchford for 5,500 shares and Jay
                           R. Taylor for 13,000 shares. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (commission file No.
                           0-22978)(the "1995 10-K").

       10.12 Lease, dated December 12, 1986, between the Company (as assignee of Amerace Corporation) and American National Bank and Trust Company of Chicago, as trustee, incorporated by reference to Exhibit 10.11 to the Registration Statement.

        10.13 Lease, dated December 12, 1986, between the Company (as assignee of Amerace Corporation) and American National Bank and Trust Company of Chicago, as trustee, incorporated by reference to Exhibit 10.12 to the Registration Statement.

       10.14 Lease, dated June 24, 1991, between the Company and OTR, an Ohio general partnership as nominee for The State Teachers Retirement System of Ohio, incorporated by reference to Exhibit 10.13 to the Registration Statement.

       10.15 Sublease Agreement, dated December 28, 1983, between Southland bonded Warehouse, Inc. Pave-Mark Corporation and The Stephen W. Wright Company. Incorporated by reference to Exhibit 10.16 to the 1995 10-K.

       10.16 Commercial Lease Contract, dated August 18, 1993, between John Chandler and Pave-Mark Corporation. Incorporated by reference to Exhibit 10.17 to the 1995 10-K.

       10.17 Commercial Lease Agreement, dated December 14, 1995, between Selig Enterprises, Inc. and the Company (related to Plymouth Road). Incorporated by reference to Exhibit 10.18 to the 1995 10-K.

       10.18 Commercial Lease Agreement, dated December 14, 1995, between Selig Enterprises, Inc. and the Company (related to Chattahoochee Road). Incorporated by reference to Exhibit 10.19 to the 1995 10-K.

       10.19 Consulting Agreement dated November 14, 1996 between the Company and Jay R. Taylor.

       10.20 Commercial Lease Agreement dated December 13, 1996 between the Company and American National Bank and Trust Company of Chicago, as trustee.

        21.1               List of subsidiaries of the Company.

        23.1               Consent of Coopers & Lybrand, L.L.P.

        24.1               Powers of Attorney

    __________________

        * Management contract or compensation plan or arrangement.

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 27, 1997                   STIMSONITE CORPORATION


                                       /s/ Robert E. Stutz
                                       -------------------
                                       Robert E. Stutz
                                       President and Chief Executive Officer
                                       and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997:


/s/ Robert E. Stutz                                 /s/ Thomas C. Ratchford
-------------------                                 -----------------------
Robert E. Stutz                                     Thomas C. Ratchford
President and Chief Executive                        Vice President-Finance,
 Officer and Director                                Treasurer, Secretary and
(Principal Executive Officer)                        Chief Financial Officer
                                                    (Principal Financial and
                                                       Accounting Officer)

*_______________________                            *_______________________
Terrence D. Daniels                                 Anthony R. Ignaczak
Chairman of the Board and Director                  Director

*_______________________                            *_______________________
Lawrence S. Eagleburger                             Richard J.M. Poulson
Director                                            Director

*_______________________                            *_______________________
Donald H. Haider                                    Jay R. Taylor
Director                                            Director

*_______________________
Edward T. Harvey, Jr.
Director

        * The undersigned by signing his name hereunto has hereby signed this report on behalf of the above-named officers and directors, on March 27, 1997, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.


By:    /s/ Thomas C. Ratchford
       -----------------------
           Thomas C. Ratchford

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Stimsonite Corporation

     Our report on the consolidated financial statements of Stimsonite Corporation and Subsidiaries is included in Part II, Item 8 to this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Part IV of Form 10-K, Item 14(a) 2 for each of the three years in the period ended December 31, 1996.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.



Chicago, Illinois
February 18, 1997

                                                                    SCHEDULE II
                     STIMSONITE CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

                                          Balance at     Charged to     Charged      Deductions        Balance
                                           Beginning      Costs and    to Other         from           at End
Description                                 of Year       Expenses     Accounts       Reserves         of Year
-----------                                 -------       --------     --------       --------         -------

Allowance for doubtful accounts
Year ended December 31,
         1994                                 $243           $279                        $20              $502
         1995                                  502            531                        138 (a)           895
         1996                                  895            379                         68 (a)         1,206

Accrued warranty costs
Year ended December 31,
         1994                                  528            247                        475 (b)           300
         1995                                  300            619                        409 (b)           510
         1996                                  510            939                        540 (b)           909
-------------

(a)  Uncollectible items written off.
(b)  Change in accounting estimate.

                       Securities and Exchange Commission
                             Washington, D.C. 20549



                              --------------------




                                    EXHIBITS

                                       To

                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1996


                              --------------------



                             STIMSONITE CORPORATION