Form 10-Q
period 1997-03-30
STIMSONITE CORP
filed 1997-05-14
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 30, 1997 was 8,578,927.

                             STIMSONITE CORPORATION

                                      Index

                                                                   Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements
           Condensed Consolidated Statements of Operations           3
           Condensed Consolidated Balance Sheets                   4-5
           Condensed Consolidated Statement of Cash Flows            6
           Notes to Condensed Consolidated Financial Statements      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8-12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                           13

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Information)
                                   (Unaudited)

                                                     Quarter Ended                      Year Ended
                                               -------------------------        -----------------------------
                                                 3/30/97       3/31/96            3/30/97        3/31/96
                                                 -------       -------            -------        -------

Net sales                                         $14,602       $13,425            $83,889        $73,633
Cost of goods sold                                 10,338         9,030             57,143         45,777
                                               -----------   -----------        -----------    -----------
Gross profit                                        4,264         4,395             26,746         27,856

Operating expenses:
     Selling and administrative                     3,524         3,845             14,939         14,299
     Research and development                         645           792              2,653          3,131
     Amortization of intangibles                      711           709              2,848          2,827
     Restructuring charge                              --            --              4,000             --
                                               -----------   -----------        -----------    -----------
Total operating expenses                            4,880         5,346             24,440         20,257
                                               -----------   -----------        -----------    -----------

Operating income (loss)                              (616)         (951)             2,306          7,599

Interest expense                                      578           674              2,584          2,758
Joint venture partnership loss                         --            --                 --            111
                                               -----------   -----------        -----------    -----------

Income (loss) before provision for income
  taxes and extraordinary item                     (1,194)       (1,625)              (278)         4,730

Provision (benefit) for income taxes                 (418)         (633)                22          2,131
                                               -----------   -----------        -----------    -----------
Income (loss) before extraordinary item              (776)         (992)              (300)         2,599

Extraordinary item, net of tax benefit                 --            --                332             --
                                               -----------   -----------        -----------    -----------
Net income (loss)                                   ($776)        ($992)             ($632)        $2,599
                                               ===========   ===========        ===========    ===========


Net income (loss) per common and common
 equivalent share                                  ($0.09)       ($0.11)            ($0.07)         $0.29
                                               ===========   ===========        ===========    ===========


Average number of common and
  common equivalent shares outstanding          8,777,372     9,033,201          8,910,866      9,097,701
                                               ===========   ===========        ===========    ===========




See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     3/30/97           12/31/96
                                                     -------           --------
                                                   (Unaudited)         (Audited)
                              ASSETS
                              ------

Current assets:
  Cash and cash equivalents                           $178                $227

  Trade accounts receivable, less
      allowance for doubtful accounts
      of $809 (1997) and $1,206 (1996)              16,289              17,130

  Inventories                                       11,812              11,938

  Prepaid expenses and other                         4,407               3,157

  Deferred tax assets                                1,670               1,670
                                                -----------         -----------

                        Total current assets        34,356              34,122

Property, plant and equipment, net                  18,522              18,907

Intangible assets, net                              13,604              14,373

Deferred financing costs, net                          272                 287

Long-term deferred tax assets and other              3,990               4,181
                                                -----------         -----------

                             Total Assets          $70,744             $71,870
                                                ===========         ===========




See Accompanying Notes

                    STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       3/30/97        12/31/96
                                                       -------        --------
                                                     (Unaudited)      (Audited)
                                   LIABILITIES
                                   -----------
Current liabilities:
     Accounts payable                                   $11,161         $11,334

     Current maturities of long-term debt                 2,500           2,500

     Other accrued expenses                               4,957           4,435
                                                     -----------     -----------

          Total current liabilities                      18,618          18,269

Accrued post-retirement benefits                            631             631

Long-term debt                                           28,225          28,300
                                                     -----------     -----------

          Total liabilities                              47,474          47,200



                              STOCKHOLDERS' EQUITY
                              --------------------
     Total stockholders' equity                          23,270          24,670
                                                     -----------     -----------

          Total Liabilities and
            Stockholders' Equity                        $70,744         $71,870
                                                     ===========     ===========


See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Thousand)
                                   (Unaudited)

                                                                             Quarter Ended                     Year Ended
                                                                        -----------------------          ----------------------
                                                                        3/30/97         3/31/96          3/30/97        3/31/96
                                                                        -------         -------          -------        -------

Cash flows from operating activities:
   Net income (loss)                                                     $(776)          $(992)           $(632)        $2,599
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation                                                      850             759            3,257          2,830
         Amortization of intangibles, deferred financing
             costs and discount on long-term debt                          984             832            3,276          3,298
         Provision for uncollectible accounts                               -               -               311            303
         Deferred income taxes                                              -               -            (1,993)        (1,204)
         Extraordinary item                                                 -               -               332             -
         Joint venture partnership loss                                     -               -                -             111
         Restructuring charge                                               -               -             4,000             -

      Changes in assets and liabilities:
         Trade account receivables                                         841           4,362           (2,818)         2,618
         Inventories                                                       126          (1,592)           4,628         (3,676)
         Prepaid expenses and other                                     (1,243)           (184)          (3,295)          (139)
         Accounts payable                                                  214          (1,487)           6,599         (3,451)
         Other accrued expenses                                             -               47               -             (52)
         Accrued employee benefits                                         127             471             (328)           212
         Accrued warranty                                                   32              78              353            188
         Accrued income taxes                                               -             (689)            (838)           522
                                                                      ---------    ------------     ------------   ------------

            Net cash provided by (used in) operating activities          1,155           1,605           12,852          4,159
                                                                      ---------    ------------     ------------   ------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                              (465)           (969)          (8,890)        (4,186)
   Acquisition of Pave-Mark                                                 -               -                -          (7,961)
   Investment in joint venture partnership                                  -              (19)              19           (100)
   Other                                                                    -               -                -            (100)
                                                                      ---------    ------------     ------------   ------------
            Net cash used in investing activities                         (465)           (988)          (8,871)       (12,347)
                                                                      ---------    ------------     ------------   ------------

Cash flows from financing activities:
      Net proceeds from the issuance of common stock                         5              45              263            160
      Payment to reacquire common stock                                   (542)           (298)          (1,551)          (792)
      Principal payments under capital lease obligations                   (40)             -               (74)            -
      Payments on notes receivable on common stock                          -               -                -              31
      Proceeds from long-term debt                                       1,300             450           38,150         11,250
      Payments on long-term debt                                        (1,375)           (515)         (41,014)        (2,833)
      Cash overdraft                                                        -               -                -             926
      Financing fees paid in connection with debt refinancing               -               -              (332)          (151)
                                                                      ---------    ------------     ------------   ------------
            Net cash provided by (used in)
                financing activities                                      (652)           (318)          (4,558)         8,591

            Effect of exchange rate changes on cash                        (87)           (207)             412           (256)
                                                                      ---------    ------------     ------------   ------------

Net increase (decrease) in cash and cash equivalents                       (49)             92             (165)           147
Cash and cash equivalents, beginning of period                             227             251              343            196
                                                                      ---------    ------------     ------------   ------------
Cash and cash equivalents, end of period                                  $178            $343             $178           $343
                                                                      =========    ============     ============   ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                               $527            $571           $2,766         $2,366
                                                                      =========    ============     ============   ============
   Cash paid during the period for income taxes                           $134            $155           $2,859         $2,984
                                                                      =========    ============     ============   ============
   Capital lease for property plant & equipment                             -               -               724             -
                                                                      =========    ============     ============   ============
   Property plant & equipment purchases
       included in accounts payable                                      1,409              -             1,409             -
                                                                      =========    ============     ============   ============

See Accompanying Notes

                       NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

Note 1 - Financial Information

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial information presented reflects all adjustments that are necessary to a fair statement of results for the interim period presented. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

The Company's business is highly seasonal and accordingly comparative trailing full year information is provided. The financial information included herein at March 30, 1997 and for the periods ended March 30, 1997 and March 31, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the Company's financial position as of that date and results of operations for those periods. The information in the condensed consolidated balance sheet at December 31, 1996 was derived from the Company's consolidated financial statements included in the 1996 Form 10-K.

The results for the quarter ended March 30, 1997 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1997.



Note 2 - Inventories

Inventories consist of the following:

                                   3/31/97              12/31/96
                                   -------              --------
                                 (Unaudited)            (Audited)
Raw materials                        $3,697               $3,772
Work in process                       2,301                1,601
Finished goods                        5,814                6,565
                                    -------              -------
                                    $11,812              $11,938
                                    =======              =======

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarters and years ended March 30, 1997 and March 31, 1996. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1996 Form 10-K.

The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist guidance is important.


Seasonality and Quarterly Results
The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 16.9% and 18.0% of net sales in the first quarters of 1997 and 1996, respectively, and 12.5% of net sales in the year ended December 31, 1996. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.

                                     Percentage of        Percentage       Percentage of       Percentage
                                       Net Sales          Change from        Net Sales         Change from
                                     Quarter Ended           Prior          Year Ended            Prior
                                  3/30/97     3/31/96        Period      3/30/97     3/31/96      Period
                                  -------     -------        ------      -------     -------      ------
Net sales                          100.0%      100.0%          8.8%       100.0%      100.0%       13.9%
Cost of goods sold                  70.8        67.3          14.5         68.1        62.2        24.8
Gross profit                        29.2        32.7          (3.0)        31.9        37.8        (4.0)
Selling and administrative          24.1        28.6          (8.3)        17.8        19.4         4.5
Research and development             4.4         5.9         (18.6)         3.2         4.3       (15.3)
Amortization of intangibles          4.9         5.3           0.3          3.4         3.8         0.7
Restructuring charge                   -           -            NA          4.8           -         NA
Operating income (loss)             (4.2)       (7.1)         35.2          2.7        10.3       (69.7)
Interest expense                     4.0         5.0         (14.2)         3.1         3.7        (6.3)
Joint venture partnership loss         -           -            NA            -         0.2         NA
Income (loss) before provision      (8.2)      (12.1)         26.5         (0.3)        6.4         NA
for income taxes and
extraordinary item
Extraordinary item, net of tax         -           -            NA          0.4           -         NA
benefit
Net income (loss)                   (5.3)       (7.4)         21.8         (0.8)        3.5         NA

Quarter Ended  March 30, 1997
Compared to
Quarter Ended  March 31, 1996

Net sales of $14.6 million for the quarter ended March 30, 1997 increased $1.2 million or 8.8% over the comparable fiscal 1996 quarter. Net sales of domestic highway delineation products increased 11% compared with the first quarter of 1996. Optical film domestic revenues increased 9% while international sales increased by 2% compared to the first quarter of 1996.

Cost of goods sold for the first quarter of 1997 totaled $10.3 million compared to $9.0 million for the 1996 period. As a percentage of net sales, costs of goods sold increased from 67.3% in the first quarter of 1996 to 70.8% in 1997. The related 3.5% decline in gross profit was largely attributable to a sales mix which favored lower margin products, including thermoplastic products, and to under-utilization of the Company's manufacturing capacity resulting from on-going efforts to reduce inventory levels. The thermoplastic business consists mostly of commodity products and has historically generated a substantially lower gross margin than Stimsonite's other products.

Selling and administrative expenses for the first quarter of 1997 were $3.5 million, a decrease of $0.3 million from the first quarter of 1996. As a percentage of net sales, selling and administrative expenses were 24.1% in the first quarter of 1997 compared to 28.6% in the first quarter of 1996. The decrease was attributable to cost-cutting measures put in place at the end of 1996.

Research and development expenses for the first quarter of 1997 were $0.6 million compared to $0.8 million in the first quarter of 1996. The decrease was attributable to cost-cutting measures put in place at the end of 1996. As a percentage of net sales, research and development expenses were 4.4% in the 1997 period compared to 5.9% in the 1996 period. Management believes current levels of R&D expenditures will not have a material adverse effect on the Company.

Interest expense was $0.6 million in the first quarter of 1997 a decrease of $0.1 million compared to the comparable 1996 period, principally due to lower interest rates associated with the Company's current credit agreement compared to its former credit agreement.

Year Ended  March 30, 1997
Compared to
Year Ended  March 31, 1996

Net sales for the year ended March 30, 1997 were $83.9 million, an increase of $10.3 million or 13.9% primarily as a result of the acquisition of the Company's thermoplastic business in May 1995. Excluding the Company's thermoplastic, net sales increased $0.2 million or 0.3%.

Cost of goods sold for the year ended March 30, 1997 totaled $57.1 million compared to $45.8 million for the year ended March 31, 1996. The 24.8% increase was primarily related to a sales mix that favored lower-margin products, particularly thermoplastic products. Excluding the effect of the thermoplastic acquisition, cost of goods sold was $29.3 million for the year ended March 30, 1997 compared to $28.6 million for the year ended March 31, 1996.

Selling and administrative expenses for the year ended March 30, 1997 totaled $14.9 million, an increase of $0.6 million or 4.5% compared to a year earlier. The increase was principally a result of the acquisition. Excluding the effect of the acquisition, selling and administrative expenses were $11.4 million for the year ended March 30, 1997 compared to $11.5 million for the 1996 period.

Research and development expenses for the year ended March 30, 1997 were $2.7 million compared to $3.1 million a year earlier. Expenses were lower for the year ended March 30, 1997 due to cost-cutting measures put in place at the end of 1996. As a percentage of net sales, research and development expenses were 3.2% for the year ended March 30, 1997 compared to 4.3% for a year earlier.

Restructuring charge - The Company incurred a $4.0 million restructuring charge in the fourth quarter of fiscal year 1996 and is described in the 1996 form 10K under the caption "management discussion and analysis of financial condition and results of operations - year ended December 31, 1996 compared to year ended December 31, 1995 - restructuring charge."

Interest expense for the year ended March 30, 1997 was $2.6 million, a decrease of $0.2 million or 6.3% compared to a year earlier. The decrease was principally due to lower interest rates associated with the Company's current credit agreement compared to its former credit agreement.

Liquidity and Capital Resources
-------------------------------

The Company finances working capital requirements and capital expenditures through internally generated funds, revolving credit and working capital requirements and capital borrowings. During the quarter ended March 30, 1997, the Company repaid $0.1 million more of bank debt than it borrowed, as the result of minimal changes in working capital requirements.

The Company's sales are highly seasonal, with domestic revenues tending to be highest in the second and third quarter of the year consistent with the domestic highway maintenance and construction season. The Company builds working capital, principally accounts receivable and inventory, during the second and third quarters to support sales. Positive cash flow from operations is generally realized in the third quarter as cash collections are higher than production levels and in the fourth quarter of the year as production and related expenditures seasonally decline and accounts receivable are collected. Conversely, the Company generally experiences negative cash flow in the first quarter, when sales are lower, and in the second quarter, when the Company is building working capital but has not yet collected revenues from second quarter sales. The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during these quarters. As a result of seasonal fluctuations and lower than expected working capital needs, the Company realized $1.2 million from operating activities in the first quarter of 1997 and $1.6 million from operating activities in the first quarter of 1996. The Company realized $12.9 million from operating activities in the year ended March 30, 1997, compared to $4.2 million from operating activities in the year ended March 31, 1996. The $8.7 million increase in cash flow from operating activities resulted largely from $3.2 million in lower operating income offset by a $4.0 million non-cash restructuring charge and $8.0 million in net changes in current assets and liabilities.

At March 30, 1997, the Company's outstanding borrowings under its credit agreement consisted of $23.8 million of term loans and $7.0 million of revolving loans. During the balance of 1997, $1.9 million of term loans become due, and an additional $2.5 million of term loans become due during 1998. At March 30, 1997, the additional amount available under the revolving portion of the Company's credit agreement after consideration of all borrowing base limitations and outstanding loans was $13.0 million.

The Company expects capital expenditure spending for additions and replacements to approximate $4.0 million in 1997 and $4.0 million in 1998, with funding to be provided principally from internally generated funds.

Adoption  of  new  accounting   standards
-----------------------------------------
Effective for periods ending after December 15, 1997, the Company is required to adopt SFAS 128 (Statement of Financial Accounting Standards No. 128 "Earnings Per Share"). SFAS 128 requires companies is to calculate basic and diluted earnings per share based upon standards designed to provide consistency and compatibility with calculations of other countries and with that of the International Accounting Standards Committee. The Company does not expect earnings per share as reported to be materially different than basic or diluted earnings per share to be reported upon adoption of the new accounting standard.

The Company currently uses the major portion of its manufacturing capacity but has determined that the capacity is adequate for 1997. The Company expects to expand capacity in 1998. The Company is currently in negotiations to lease or buy additional space in the Niles, IL area. However, there can be no assurance that these negotiations will be successful.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Through March 30, 1997, the Company had purchased 326,000 shares of its common stock at an average price of $7.19 per share. Completion of this stock repurchase program is permitted under the Company's credit agreement, subject to continued compliance with various financial covenants.

The Company expects that cash flow from operations and borrowings under the credit facility will be sufficient to fund working capital needs, capital expenditures and mandatory principal payments under the credit facility through 1998.

From time to time, the Company considers possible acquisitions of businesses complimentary to the Company's business. It is likely that any significant acquisition would be funded with additional long term debt.

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing related to product demand, ability to meet short and long term debt requirements, expected cash flow from operations, and projected capital spending levels. The actual results or outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including; (i) changes in economic conditions;
(ii) pricing and other actions taken by competitors; (iii) government funding (or perceptions regarding such funding) of highway construction projects; and
(iv) the Company's ability to develop and protect its proprietary technology and to react to increased competition resulting from expiring patents.

                           Part II - Other Information
                           ---------------------------

Item 6 - Exhibits and Reports of Form 8-K

(A)  Exhibits

        10.1 Employment agreement dated as of March 22, 1997 between the Company and Robert E. Stutz

        10.2 Non-qualified stock option agreement dated as of March 22, 1997 between Robert E. Stutz and the Company

        10.3   Stimsonite Corporation Executive Officers
               1997 Incentive Compensation Plan

        11.1   Statement Regarding Computation of Per Share Earnings.

        27.1   Financial Data Schedule

(B)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 14, 1997                 STIMSONITE CORPORATION


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

                                  Exhibit Index
                                  -------------
Exhibit
Number                Description
------                -----------


10.1 Employment agreement dated as of March 22, 1997 between the Company and Robert E. Stutz

10.2 Non-qualified stock option agreement dated as of March 22, 1997 between Robert E. Stutz and the Company

10.3   Stimsonite Corporation Executive Officers
       1997 Incentive Compensation Plan

11.1   Statement Regarding Computation of Per Share Earnings

27.1   Financial Data Schedule