Form 10-Q
period 1997-06-29
STIMSONITE CORP
filed 1997-08-13
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                     the transition period from _________ to
                                   ----------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of July 25, 1997 was 8,538,827.

                             STIMSONITE CORPORATION

                                      Index
                                                                       Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements
                 Condensed Consolidated Statements of Operations          3
                 Condensed Consolidated Balance Sheets                  4-5
                 Consolidated Statements of Cash Flows                    6
                 Notes to Condensed Consolidated Financial Statements   7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-15

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 6.  Exhibits and Reports on Form 8-K                                17

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Information)
                                   (Unaudited)

                                             Quarter Ended                  Six Months Ended            Twelve Months Ended
                                        -------------------------     --------------------------     -------------------------
                                            6/29/97       6/30/96          6/29/97       6/30/96         6/29/97       6/30/96
                                        -----------   -----------     ------------   -----------     -----------   -----------
Net sales                                   $23,594       $24,240          $38,196       $37,665         $83,243       $81,762
Cost of goods sold                           15,029        15,099           25,367        24,129          57,073        52,132
                                        -----------   -----------     ------------   -----------     -----------   -----------
Gross profit                                  8,565         9,141           12,829        13,536          26,170        29,630

Operating expenses:
     Selling and administrative               3,434         3,653            6,958         7,498          14,720        14,770
     Research and development                   369           618            1,014         1,410           2,404         2,957
     Amortization of intangibles                708           710            1,419         1,419           2,846         2,835
    Restructuring charge                        ---           ---              ---           ---           4,000           ---
                                        -----------   -----------     ------------   -----------     -----------   -----------
Total operating expenses                      4,511         4,981            9,391        10,327          23,970        20,562
                                        -----------   -----------     ------------   -----------     -----------   -----------
Operating income                              4,054         4,160            3,438         3,209           2,200         9,068

Joint venture partnership loss                  ---           ---              ---           ---             ---            22
Interest expense                                665           740            1,243         1,414           2,509         2,888
                                        -----------   -----------     ------------   -----------     -----------   -----------
Income (loss) before provision for
  income taxes and extraordinary item         3,389         3,420            2,195         1,795            (309)        6,158

Provision for income taxes                    1,411         1,356              993           723              77         2,689

Extraordinary item, net of tax benefit          ---           ---              ---           ---             332           ---
                                        -----------   -----------      -----------   -----------     -----------   -----------
Net income (loss)                             1,978         2,064            1,202         1,072            (718)        3,469
                                        ===========   ===========      ===========   ===========     ===========   ===========

Net income (loss) per common and
common equivalent shares                      $0.23         $0.23            $0.14         $0.12          ($0.08)        $0.38
                                        ===========   ===========      ===========   ===========     ===========   ===========
Average number of common and
common equivalent shares outstanding      8,693,643     9,016,494        8,735,508     9,024,848       8,830,153     9,068,980

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       6/29/97        12/31/96
                                                     -----------     ----------
                                                     (Unaudited)     (Audited)
                          ASSETS
Current assets
       Cash and cash equivalents                          $195           $227

       Trade accounts receivable less allowance
          for doubtful accounts of $896 (1997)
          and $1,206 (1996)                             23,162         17,130

       Inventories                                      14,430         11,938

       Prepaid expenses and other                        2,994          3,157

       Deferred tax assets                               1,670          1,670
                                                    ----------     ----------
                         Total current assets           42,451         34,122

Property, plant and equipment, net                      18,637         18,907

Intangible assets, net                                  12,953         14,373

Deferred financing costs, net                              182            287

Long term deferred tax assets and other                  4,092          4,181
                                                    ----------     ----------
                         Total Assets                  $78,315        $71,870
                                                    ==========     ==========

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       6/29/97        12/31/96
                                                      -----------   -----------
                                                      (Unaudited)     (Audited)
                      LIABILITIES
Current liabilities:
   Accounts payable                                      $13,986       $11,334

   Current maturities of long-term debt                    2,500         2,500

   Other accrued expenses                                  5,055         4,435
                                                      ----------    ----------
      Total current liabilities                           21,541        18,269

Accrued postretirement benefits                              631           631

Long-term debt                                            31,675        28,300
                                                      ----------    ----------
      Total liabilities                                   53,847        47,200



                  STOCKHOLDERS' EQUITY

   Total stockholders' equity                             24,468        24,670
                                                      ----------    ----------
       Total Liabilities and Stockholders' Equity        $78,315       $71,870
                                                      ==========    ==========

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                       Six Months Ended             Twelve Months Ended
                                                                     ---------------------         -----------------------
                                                                      6/29/97       6/30/96         6/29/97         6/30/96
                                                                      -------       -------         -------         -------
Cash flows from operating activities:
  Net income (loss)                                                    $1,202        $1,072           $(718)         $3,469
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                    1,694         1,580           3,280           3,092
        Amortization of intangibles, deferred financing
           costs and discount on long term debt                         1,446         1,538           3,032           3,478
        Provision for uncollectible accounts                              -              -              311             303
        Deferred income taxes                                             -              -           (1,993)         (1,204)
        Joint venture partnership loss                                    -              -               -               22
        Extraordinary item                                                -              -              332              -
        Restructuring charge                                              -              -            4,000              -

        Changes in assets and liabilities:
          Trade account receivables                                    (6,032)       (4,422)           (907)         (2,488)
          Inventories                                                  (2,492)         (910)          1,328          (1,191)
          Prepaid expense and other                                       331          (180)         (1,725)           (329)
          Accounts payable                                              1,981           843           6,083          (1,530)
          Accrued employee benefits                                     1,512           395           1,133          (1,145)
          Accrued warranty                                               (141)          114             144              85
          Accrued income taxes                                             -          1,156          (2,683)          1,569
                                                                      -------       -------         -------         -------
            Net cash provided by (used in)
              operating activities                                      ($499)       $1,186         $11,617          $4,131
                                                                      =======       =======         =======         =======
Cash flows from investing activities:
  Purchase of property, plant and equipment                           ($1,424)      ($5,843)        ($4,975)        ($6,674)
  Acquisition of Pave-Mark                                                -              -              142          (1,433)
  Investment in joint venture partnership                                 -              -               25             (72)
  Other                                                                   -            (167)             -               (6)
                                                                      -------       -------         -------         -------
            Net cash used in investing activities                     ($1,424)      ($6,010)        ($4,808)        ($8,185)
                                                                      =======       =======         =======         =======
Cash flows from financing activities:
  Proceeds from the issuance of common stock,
    net of offering expenses                                               $5           $56            $252            $148
  Payments to reacquire common stock                                   (1,030)         (438)         (1,899)           (932)
  Principal payments under capital lease obligations                      (80)           -             (114)             31
  Proceeds from long-term debt                                          5,650         6,300          36,650           7,100
  Payments on long-term debt                                           (2,275)       (1,030)        (41,399)         (2,971)
  Cash over draft                                                          -             -               -              926
  Financing fees paid in connection with debt refinancing                  -             -             (332)           (151)
            Net cash provided by (used in)                            -------       -------         -------         -------
               financing activities                                     2,270         4,888          (6,842)          4,151
            Effect of exchange rate changes on cash                      (379)          (74)            (13)           (141)
                                                                      -------       -------         -------         -------
Net increase (decrease) in cash and cash equivalents                      (32)          (10)            (46)            (44)
Cash and cash equivalents, beginning of period                            227           251             241             285
                                                                      -------       -------         -------         -------
Cash and cash equivalents, end of period                                 $195          $241            $195            $241
                                                                      =======       =======         =======         =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $614        $1,204          $2,220          $2,311
                                                                      =======       =======         =======         =======
  Cash paid during the period for income taxes                             $5          $158          $2,727          $2,987

  Capital lease for property, plant & equipment                            -             -              724              -

  Property plant & equipment purchases
  included in accounts payable                                            866            -              866              -

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

The Company's business is seasonal and accordingly comparative full year information is provided. The financial information included herein at June 29, 1997 and for the periods ended June 29, 1997 and June 30, 1996 is unaudited, and in the opinion of the Company, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of financial position as of those dates and the results of operations for those periods. The information in the condensed consolidated balance sheet at December 31, 1996 was derived from the Company's consolidated financial statements included in the 1996 Form 10-K.

The results for the quarter ended June 29, 1997 are not necessarily indicative of results that can be expected for the full year ending December 31, 1997.


Note 2 - Inventories

Inventories consist of the following:

                         June 29, 1997        December 31, 1996
                         -------------        -----------------
($000)                    (Unaudited)             (Audited)
Raw materials                $3,994                $3,772
Work in process               1,879                 1,601
Finished goods                8,557                 6,565
                            -------               -------
                            $14,430               $11,938
                            =======               =======

Note 3  -  Subsequent Event

On August 1, 1997, the Company sold its Waukegan, Illinois facility to an unrelated third party. The $5.8 million of net proceeds were used to repay long term debt under the Company's credit facility. A loss was realized on the sale; however, the loss was adequately covered by a $4.0 million reserve established during the fiscal year ended December 31, 1996. See the 1996 Form 10-K.


Note 4  -  Impact of New Accounting Standards Not Yet Effective

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


In June 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purpose is also required. Also in June 1997, the FASB issued SFAS 131 - Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Comparative information for earlier years is also to be presented.

In relation to SFAS Nos. 130 and 131, the Company is in the process of evaluating the impact of these statements on its financial reporting.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarters, six months and twelve months ended June 29, 1997 and June 30, 1996. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1996 Form 10-K.

The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist and pedestrian guidance are important.


Seasonality and Quarterly Results
---------------------------------
The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 13.2% and 11.7% of net sales in the second quarters of 1997 and 1996, respectively, 14.6% and 13.9% of net sales in the first six months of 1997 and 1996, respectively, and 12.5% of net sales in the year ended December 31, 1996. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.

Table
                                Percentage of       Inc (Dec)       Percentage of      Inc (Dec)      Percentage of       Inc (Dec)
                                  Net Sales        Percentage        Net Sales        Percentage        Net Sales        Percentage
                                Quarter Ended      Change from    Six Months Ended    Change from  Twelve Months Ended   Change from
                              6/29/97   6/30/96   Prior Period   6/29/97   6/30/96   Prior Period   6/29/97   6/30/96   Prior Period
                              -------   -------   ----------     -------   -------   ------------   -------   -------   ------------
Net sales                       100.0%    100.0%      (2.7%)       100.0%    100.0%       1.4%        100.0%    100.0%         1.8%

Cost of goods sold               63.7      62.3       (0.5)         66.4      64.1        5.1          68.6      63.8          9.5

Gross profit                     36.3      37.7       (6.3)         33.6      35.9       (5.2)         31.4      36.2        (11.7)

Selling and administrative       14.6      15.1       (6.0)         18.2      19.9       (7.2)         17.7      18.1         (0.3)

Research and development          1.6       2.5      (40.3)          2.7       3.7      (28.1)          2.9       3.6        (18.7)

Amortization of intangibles       3.0       2.9       (0.3)          3.7       3.8        --            3.4       3.5          0.4

Restructuring charge              --        --         --            --        --         --            4.8       --           --

Operating income                 17.2      17.2       (2.5)          9.0       8.5        7.1           2.6      11.1        (75.7)

Interest expense                  2.8       3.1      (10.1)          3.3       3.8      (12.1)          3.0       3.5        (13.1)

Income (loss) before provision
  for income taxes and
  extraordinary item             14.4      14.1       (0.9)          5.7       4.7       22.3          (0.4)      7.5          --

Net income (loss)                 8.4       8.5       (4.2)          3.1       2.8       12.1          (0.9)      4.2          --

See Accompanying Notes

Quarter Ended  June 29, 1997
Compared to
Quarter Ended  June 30, 1996

Net sales of $23.6 million for the second quarter ended June 29, 1997 decreased $0.6 million or 2.7% from the comparable fiscal 1996 quarter. Net sales of domestic highway delineation products decreased 7.1% compared with the second quarter of 1996. The lower revenue in the current year was largely attributable to cold and wet weather which caused an unusual level of delays in construction projects and prevented installation of pavement markers and thermoplastic markings in certain markets. Optical film domestic revenues increased 31.2% over comparable fiscal 1996 quarter revenue reflecting the acceptance of the Company's new product line introduced in the fourth quarter of 1996. International revenues increased by 9.6% compared to the second quarter of 1996 primarily due to strong sales growth in Latin America, Central Europe and the South Asian Pacific markets which were partially offset by the continuing soft Western European markets.

Cost of goods sold for the second quarter of 1997 totaled $15.0 million compared to $15.1 million for the 1996 period. As a percentage of net sales, costs of goods sold increased from 62.3% in the second quarter of 1996 to 63.7% in 1997. The related 0.5% decline in gross profit was largely attributable to competitive pricing, particularly for non-plowable markers and thermoplastic products and as the result of certain sales promotions.

Selling and administrative expenses for the second quarter of 1997 were $3.4 million, a decrease of $0.2 million. The decline was largely the result of cost cutting measures put in place at the end of 1996 which continue to benefit the Company in 1997.

Research and development expenses for the second quarter of 1997 were $0.4 million compared to $0.6 million in the second quarter of 1996. The decrease was attributable to cost-cutting measures put in place at the end of 1996. As a percentage of net sales, research and development expenses were 1.6% in the 1997 period compared to 2.5% in the 1996 period. Management believes current levels of R&D expenditures will not have a material adverse effect on the Company.

Interest expense was $0.7 million in the second quarter of 1997 a decrease of $0.1 million compared to the comparable 1996 period, principally due to lower interest rates associated with the Company's current credit agreement compared to its former credit agreement.

Six Months Ended  June 29, 1997
Compared to
Six Months Ended  June 30, 1996

Net sales for the six months ended June 29, 1997 were $38.2 million, an increase of $0.5 million or 1.4% compared to the comparable fiscal 1996 period. Decreases of $0.4 million in domestic highway delineation products were offset by increases of $0.6 million in optical film and $0.3 million in international revenues.

Cost of goods sold for the six months ended June 29, 1997 totaled $25.4 million compared to $24.1 million in 1996. A 2.3% decline in gross margin was largely attributable to competitive pricing, particularly for non-plowable markers and thermoplastic and as the result of certain sale promotions.

Selling and administrative expenses for the six months ended June 29, 1997 totaled $7.0 million, a decrease of $0.5 million or 7.2% compared to a year earlier. The decline was largely the result of cost cutting measures put in place at the end of 1996.

Research and development expenses for the six months ended June 29, 1997 were $1.0 million down 28.0% compared to 1996. Expenses were lower in the six months ended June 29, 1997 due to cost cutting measures put in place at the end of 1996 and a modest increase in revenue from the sale of insert tools, which is an offset to research and development expense. As a percentage of net sales, research and development expenses were 2.7% in the 1997 period compared to 3.7% in 1996.

Interest expense was $1.2 million for the six months ended June 29, 1997, a decrease of $0.2 million or 12.1% compared to 1996. The decrease was principally due to lower interest rates associated with the Company's current credit agreement compared to its former credit agreement. The decrease was achieved despite a higher level of borrowing in 1997 related to the debt financing of the Waukegan, Illinois property.

Twelve Months Ended  June 29, 1997
Compared to
Twelve Months Ended  June 30, 1996

Net sales for the twelve months ended June 29, 1997 were $83.2 million, an increase of $1.5 million or 1.8%. Net sales of domestic highway delineation products increased $1.6 million or 2.5% compared with the twelve months ended June 30, 1996. Net international sales increased $0.2 million or 2.0% while net sales of domestic optical film decreased $0.3 million or 4.3% compared with the twelve months ended June 30, 1996.

Cost of goods sold for the twelve months ended June 29, 1997 totaled $57.1 million compared to $52.1 million in the comparable 1996 period. The 9.5% increase is due to the higher level of sales and a sales mix which favored lower margin products, such as thermoplastic products.

Selling and administrative expenses for the year ended June 29, 1997 totaled $14.7 million, a decrease of $0.1 million or 0.4% compared to a year earlier. Decreases in expenses were the result of cost cutting measures put in place at the end of 1996 offset by $0.3 million of income arising from recognition of a $0.3 million gain upon the sale of a minor product line in 1996.

Research and development expenses for the year ended June 29, 1997 were $2.4 million compared to $3.0 million a year earlier. Expenses were lower for the year ended June 29, 1997 due principally to cost-cutting measures put in place at the end of 1996. As a percentage of net sales, research and development expenses were 2.9% for the year ended June 29, 1997 compared to 3.6% for a year earlier.

The Company incurred a $4.0 million restructuring charge in the fourth quarter of fiscal year 1996 relating principally to the planned sale of certain land and a building under construction in Waukegan, Illinois. The restructuring charge is described in detail in the 1996 Form 10K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1996 Compared to Year Ended December 31, 1995 - Restructuring Charge."

Interest expense for the year ended June 29, 1997 was $2.5 million, a decrease of $0.4 million or 13.1% compared to a year earlier. The decrease was principally due to lower interest rates associated with the Company's current credit agreement compared to its former credit agreement.

Liquidity and Capital Resources
-------------------------------
The Company finances working capital requirements and capital expenditures through internally generated funds, revolving credit loans and lease financing. During the six months ended June 29, 1997, the Company borrowed $3.4 million net from its long term credit facility to purchase $1.0 million of outstanding shares of common stock and $1.4 million in plant and equipment and used $0.9 million in cash in operating and other activities.

The Company's sales are seasonal, with domestic revenues tending to be highest in the second and third quarter of the year consistent with the domestic highway maintenance and construction season. The Company builds working capital, principally accounts receivable and inventory, during the second and third quarters to support sales. Positive cash flow from operations is generally realized in the third quarter as cash collections are higher than production levels and in the fourth quarter of the year as production and related expenditures seasonally decline and accounts receivable are collected. Conversely, the Company generally experiences negative cash flow in the first quarter, when sales are lower, and in the second quarter, when the Company is building working capital but has not yet collected revenues from second quarter sales. The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during these quarters. The Company expended $0.5 million on operating activities in the first six months of 1997 compared to realizing $1.2 million from operating activities in the first six months of 1996. Cash flow from operating activities in the current year was lower than in the previous year due to larger increases in accounts receivable and inventory, not fully offset by increases in payables and accruals. The Company realized $11.6 million from operating activities in the twelve months ended June 29, 1997, compared to $4.1 million from operating activities in the twelve months ended June 30, 1996. The $7.5 million increase in cash flow from operating activities resulted largely from $4.2 million in lower operating income offset by a $4.0 million non-cash restructuring charge and $7.7 million in net changes in current assets and liabilities.

On August 1, 1997, the Company sold its Waukegan, Illinois facility to an unrelated third party. The $5.8 million of net proceeds from the sale were used to repay long term debt under the Company's credit facility. See Note 3 to Condensed Consolidated Financial Statements.

At June 29, 1997, the Company's outstanding borrowings under its credit agreement consisted of $23.8 million of term loans and $10.4 million of revolving loans. During the balance of 1997, $1.9 million of term loans become due, and an additional $2.5 million of term loans become due during 1998. At June 29, 1997, the additional amount available under the revolving portion of the Company's credit agreement after consideration of all borrowing base limitations and outstanding loans was $9.6 million.

The Company expects capital expenditure spending for additions and replacements to approximate $4.0 million in 1997 and $4.0 million in 1998, with funding to be provided principally from internally generated funds. Through June 29, 1997, the Company had spent $1.4 million on capital expenditures.

The Company currently uses the major portion of its manufacturing capacity. The Company is considering an expansion of capacity in 1998. The Company is currently in negotiations to lease or buy additional space in the Niles, IL area. However, there can be no assurance that these negotiations will be successful.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In conjunction with the sale of the Waukegan facility, the board of directors in July 1997 authorized an expansion of the stock buyback program by 500,000 shares, raising the total allowable purchases up to 1,000,000 shares. Through June 29, 1997, the Company had purchased 407,200 shares of its common stock at an average price of $6.90 per share. Completion of this stock repurchase program is permitted under the Company's credit agreement, subject to continued compliance with various financial covenants.

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


Adoption of new accounting standards
------------------------------------
Effective for periods ending after December 15, 1997, the Company is required to adopt SFAS 128 (Statement of Financial Accounting Standards No. 128 "Earnings Per Share"). SFAS 128 requires companies is to calculate basic and diluted earnings per share based upon standards designed to provide consistency and compatibility with calculations of other countries and with that of the International Accounting Standards Committee. The Company does not expect earnings per share as reported to be materially different than basic or diluted earnings per share to be reported upon adoption of the new accounting standard.

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

                           Part II - Other Information


Item 4 - Submission of Matters to a Vote of Security Holders

          The annual meeting of stockholders of the Company took place on May 22, 1997. The following matters were voted upon at the meeting:

          The following directors were elected to serve during the year or until their successors have been elected. A summary of voting results is as follows:

                                         Tabulation of Votes
                                         -------------------
Name of Director                     For                  Withheld
----------------                     ---                  --------
Terrence D. Daniels               5,457,149                17,507
Lawrence S. Eagleburger           5,457,049                17,607
Donald H. Haider                  5,457,149                17,507
Edward T. Harvey, Jr.             5,461,147                13,509
Anthony R. Ignaczak               5,457,149                17,507
Richard J.M. Poulson              5,457,049                17,607
Robert E. Stutz                   5,459,147                15,509
Jay R. Taylor                     5,457,132                17,524

          The appointment of Coopers & Lybrand as the Company's independent accountants for the 1997 fiscal year was ratified. A summary of voting results is as follows:

                                  Number of Votes
                                  ---------------
For                                  5,470,320
Against                                  1,161
Abstain                                  3,175

Item 6 - Exhibits and Reports of Form 8-K

(A)    Exhibits

       10.4  Purchase   agreement   dated  July  18,  1997  between   Stimsonite
             Corporation (seller) and Kenneth Spungen (purchaser) for the sale of the Company's facility in Waukegan, Illinois.

       10.5 First Amendment dated March 27, 1997 to loan agreement dated July 23, 1996 between LaSalle National Bank and Harris Trust and Savings Bank as a co-lendors and Stimsonite Corporation.

       10.6 Second Amendment dated July 1, 1997 to loan agreement dated July 23, 1996 between LaSalle National Bank and Harris Trust and Savings Bank as co-lendors and Stimsonite Corporation.

       11.1  Statement Regarding Computation of Per Share Earnings.

       27.1  Financial Data Schedule

(B)    Reports on Form 8-K
       The Company did not file any Forms 8-K during the quarter ended June 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 13, 1997           STIMSONITE CORPORATION


                                /s/THOMAS C. RATCHFORD
                                -----------------------
                                Thomas C. Ratchford
                                Vice President-Finance, Treasurer,
                                Secretary and Chief Financial Officer
                                (Its Duly Authorized Officer and
                                Principal Financial and Accounting Officer)

                                  Exhibit Index
                                  -------------
                                                                  Sequential
Exhibit                                                              Page
Number                Description                                   Number
------                -----------                                  --------
10.4  Purchase  agreement  dated July 18, 1997  between  Stimsonite  Corporation
      (seller) and Kenneth  Spungen  (purchaser)  for the sale of the  Company's facility in Waukegan, Illinois.

10.5 First Amendment dated March 27, 1997 to loan agreement dated July 23, 1996 between LaSalle National Bank and Harris Trust and Savings Bank as a co-lendors and Stimsonite Corporation.

10.6 Second Amendment dated July 1, 1997 to loan agreement dated July 23, 1996 between LaSalle National Bank and Harris Trust and Savings Bank as co-lendors and Stimsonite Corporation.

11.1  Statement Regarding Computation of Per Share Earnings

27.1  Financial Data Schedule
