Form 10-Q
period 1997-09-28
STIMSONITE CORP
filed 1997-11-12
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 31, 1997 was 8,534,977.

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

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Information)
                                   (Unaudited)

                                             Quarter Ended           Nine Months Ended          Twelve Months Ended
                                          --------------------     --------------------         --------------------
                                           9/28/97     9/29/96      9/28/97     9/29/96          9/28/97     9/29/96
                                          --------    --------     --------    --------         --------    --------

Net sales                                  $25,514     $28,834      $63,710     $66,499          $79,923     $84,298
Cost of goods sold                          15,704      18,113       41,071      42,242           54,664      54,523
                                          --------    --------     --------    --------         --------    --------
Gross profit                                 9,810      10,721       22,639      24,257           25,259      29,775

Operating expenses:
    Selling and administrative               3,439       3,958       10,397      11,456           14,201      14,821
    Research and development                   390         689        1,404       2,099            2,105       2,843
    Amortization of intangibles                654         711        2,073       2,130            2,789       2,842
    Restructuring charge                       ---         ---          ---         ---            4,000         ---
                                          --------    --------     --------    --------         --------    --------
Total operating expenses                     4,483       5,358       13,874      15,685           23,095      20,506
                                          --------    --------     --------    --------         --------    --------
Operating income                             5,327       5,363        8,765       8,572            2,164       9,269

Interest expense                               620         660        1,863       2,074            2,469       2,792
                                          --------    --------     --------    --------         --------    --------
Income (loss) before provision for
  income taxes and extraordinary item        4,707       4,703        6,902       6,498             (305)      6,477

Provision for income taxes                   1,966       1,913        2,959       2,636              130       2,852

Extraordinary item, net of tax benefit         ---         332          ---         332              ---         332
                                          --------    --------    ---------    --------         --------    --------
Net income (loss)                            2,741       2,458        3,943       3,530             (435)      3,293
                                          ========    ========    =========    ========         ========    ========

Net income (loss) per common and
common equivalent shares                     $0.32       $0.27        $0.45       $0.39           ($0.05)      $0.36
                                         =========   =========    =========   =========        ==========  =========
Average number of common and
common equivalent shares outstanding     8,662,423   8,971,462    8,711,151   9,007,052        8,752,897   9,029,517

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                    9/28/97         12/31/96
                                                   ---------       ---------
                                                  (Unaudited)      (Audited)
                          ASSETS

Current assets
  Cash and cash equivalents                           $222              $227

  Trade accounts receivable less allowance for
      doubtful accounts of $506 (1997)              24,232            17,130
      and $1,206 (1996)

  Inventories                                       13,307            11,938

  Prepaid expenses and other                         1,059             3,157

  Deferred tax assets                                1,670             1,670
                                                  --------          --------
      Total current assets                          40,490            34,122

Property, plant and equipment, net                  11,741            18,907

Intangible assets, net                              12,319            14,373

Deferred financing costs, net                          167               287

Long term deferred tax assets and other              4,092             4,181
                                                  --------          --------
        Total Assets                               $68,809           $71,870
                                                  ========          ========


See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                   9/28/97         12/31/96
                                                  ---------       ---------
                                                 (Unaudited)      (Audited)

                      LIABILITIES

Current liabilities:

  Accounts payable                                  $9,933          $11,334

  Current maturities of long-term debt               2,500            2,500

  Other accrued expenses                             5,763            4,435
                                                  --------         --------
    Total current liabilities                       18,196           18,269

Accrued postretirement benefits                        631              631

Long-term debt                                      23,075           28,300
                                                   -------         --------
    Total liabilities                               41,902           47,200



                  STOCKHOLDERS' EQUITY

Total stockholders' equity                          26,907           24,670
                                                  --------         --------
    Total Liabilities and Stockholders' Equity     $68,809          $71,870

                                                  ========         ========
See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                           Three Months Ended          Nine Months Ended        Twelve Months Ended
                                                         ---------------------      ---------------------     ---------------------
                                                          9/28/97      9/29/96       9/28/97      9/29/96      9/28/97      9/29/96
                                                         --------     --------      --------     --------     --------     --------
Net cash provided by operating activities                  $3,567       $1,174        $3,068       $2,360      $14,010       $4,625
                                                         ========     ========      ========     ========     ========      =======
Cash flows from investing activities:
  Purchase of property, plant and equipment                 $(310)     ($2,546)      ($1,734)     ($8,389)     ($2,739)     ($8,249)
  Sale of property, plant and equipment                    $5,802           -         $5,802           -        $5,802           -
  Acquisition of Pave-Mark                                     -           (97)           -           (97)          97       (1,109)
  Investment in joint venture partnership                      -           (25)           -           (25)          25          (53)
  Other                                                        -           167            -            -            -          (575)
                                                         --------     --------       -------     --------     --------      -------
    Net cash (used in)/provided by
      investing activities                                 $5,492      ($2,501)       $4,068      ($8,511)      $3,185      ($9,986)
                                                         ========     ========      ========     ========     ========      =======
Cash flows from financing activities:
  Proceeds from the issuance of common stock,
    net of offering expenses                                  $26           -            $31          $56         $278         $148
  Payments to reacquire common stock                         (196)        (248)       (1,226)        (686)      (1,847)      (1,180)
  Principal payments under capital lease obligations         (130)                      (210)          -          (244)          -
  Proceeds from long-term debt                                725       34,900         6,375       41,200        2,475       41,200
  Payments on long-term debt                               (9,325)     (33,216)      (11,600)     (34,246)     (17,508)     (35,605)
  Cash over draft                                              -            -             -            -            -           926
  Financing fees paid in connection with debt refinancing      -          (225)           -          (225)        (107)        (376)
    Net cash provided by (used in)                       ---------    --------      --------     --------     --------      -------
       financing activities                                (8,900)       1,211        (6,630)       6,099      (16,953)       5,113
    Effect of exchange rate changes on cash                  (132)         262          (511)         188         (407)         282
                                                         ---------    --------      --------     --------     --------      -------
Net increase (decrease) in cash and cash equivalents           27          146            (5)         136         (165)          34
Cash and cash equivalents, beginning of period                195          241           227          251          387          353
                                                         --------     --------      --------     --------     --------      -------
Cash and cash equivalents, end of period                     $222         $387          $222         $387         $222         $387
                                                         ========     ========      ========     ========     ========      =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                   $993         $666        $1,607       $1,870       $2,547       $2,329
                                                         ========     ========      ========     ========     ========      =======
  Cash paid during the period for income taxes                $34         $981           $39       $1,139       $1,780       $2,777
                                                         ========     ========      ========     ========     ========      =======
  Capital lease for property, plant & equipment              $597           -           $597           -          $597           -
                                                         ========     ========      ========     ========     ========      =======
  Property plant & equipment purchases
  included in accounts payable                                $43           -            $43           -          $43            -
                                                         ========     ========      ========     ========     ========      =======


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

The Company's business is seasonal and, accordingly, comparative twelve month trailing information is provided. The financial information included herein at September 28, 1997 and for the periods ended September 28, 1997 and September 29, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of financial position as of those dates and the results of operations for those periods. The information in the condensed consolidated balance sheet at December 31, 1996 was derived from the Company's consolidated financial statements included in the 1996 Form 10-K.

The results for the quarter ended September 28, 1997 are not necessarily indicative of results that can be expected for the full year ending December 31, 1997.


Note 2 - Inventories

Inventories consist of the following:

                           September 28, 1997          December 31, 1996
                           ------------------          -----------------
($000)                         (Unaudited)                 (Audited)
Raw materials                      $5,249                    $3,772
Work in process                     1,920                     1,601
Finished goods                      6,138                     6,565
                                  -------                   -------
                                  $13,307                   $11,938
                                  =======                   =======

Note 3  -  Impact of New Accounting Standards Not Yet Effective

Effective for periods ending after December 15, 1997, the Company is required to adopt SFAS 128 (Statement of Financial Accounting Standards No. 128 "Earnings Per Share"). SFAS 128 requires companies to calculate basic and diluted earnings per share based upon standards designed to provide consistency and compatibility with calculations of other countries and with that of the International Accounting Standards Committee. The Company does not expect earnings per share as reported to be materially different than basic or diluted earnings per share to be reported upon adoption of the new accounting standard.


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

In relation to SFAS Nos. 130 and 131, the Company is in the process of evaluating the impact of these statements on its financial reporting.


Note 4  -  Subsequent Event

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarters, nine months and twelve months ended September 28, 1997 and September 29, 1996. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1996 Form 10-K.

The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist and pedestrian guidance are important.

Seasonality and Quarterly Results

The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 13.2% and 8.3% of net sales in the third quarters of 1997 and 1996, respectively, 14.0% and 11.5% of net sales in the first nine months of 1997 and 1996, respectively, and 12.5% of net sales in the year ended December 31, 1996. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

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


Table
                                Percentage of                      Percentage of                      Percentage of
                                  Net Sales        Inc (Dec)         Net Sales        Inc (Dec)         Net Sales        Inc (Dec)
                                Quarter Ended      Percentage    Nine Months Ended    Percentage   Twelve Months Ended   Percentage
                            ------------------    Change from   ------------------    Change from  -------------------  Change from
                            9/28/97    9/29/96   Prior Period   9/28/97    9/29/96   Prior Period  9/28/97    9/29/96   Prior Period
                            -------    -------   ------------   -------    -------   ------------  -------    -------   ------------

Net sales                      100.0%    100.0%      (11.5%)     100.0%      100.0%     (4.2%)     100.0%     100.0%       (5.2%)

Cost of goods sold              61.6      62.8       (13.3)       64.5        63.5      (2.8)       68.4       64.7         0.3

Gross profit                    38.4      37.2        (8.5)       35.5        36.5      (6.7)       31.6       35.3       (15.2)

Selling and administrative      13.5      13.7       (13.1)       16.3        17.2      (9.2)       17.8       17.6        (4.2)

Research and development         1.5       2.4       (43.4)        2.2         3.2     (33.1)        2.6        3.4       (26.0)

Amortization of intangibles      2.6       2.5        (8.0)        3.3         3.2      (2.7)        3.5        3.4        (1.9)

Restructuring charge              -         -           -           -           -         -          5.0         -           -

Operating income                20.9      18.6        (0.7)       13.8        12.9       2.3         2.7       11.0       (76.7)

Interest expense                 2.4       2.3        (6.1)        2.9         3.1     (10.2)        3.1        3.3       (11.6)

Income (loss) before provision
  for income taxes and
  extraordinary item            18.4      16.3        (0.1)       10.8         9.8       6.2        (0.4)       7.7          -

Net income (loss)               10.7       8.5        11.5         6.2         5.3      11.7        (0.5)       3.9          -



See Accompanying Notes

Quarter ended September 28, 1997
Compared to
Quarter ended September 29, 1996

Net sales of $25.5 million for the quarter ended September 28, 1997 decreased $3.3 million or 11.5% from the comparable fiscal 1996 quarter. Net sales of domestic highway delineation products decreased 18.3% compared with the third quarter of 1996. The Company believes that the lower revenue in the current year is largely attributable to a general decline in the amount spent for highway delineation products and delays in construction projects which postponed the installation of pavement markers and thermoplastic markings in certain markets. Optical film domestic revenues increased 16.1% over comparable fiscal 1996 quarter revenue reflecting the acceptance of the Company's new product line introduced in the fourth quarter of 1996. International revenues increased by 40.3% compared to the third quarter of 1996, due primarily to strong sales growth in Latin America, Central Europe and the South Asia Pacific markets which partially offset continuing soft Western European markets.

Cost of goods sold for the third quarter of 1997 totaled $15.7 million compared to $18.1 million for the 1996 period. As a percentage of net sales, costs of goods sold decreased from 62.8% in the third quarter of 1996 to 61.6% in 1997. The related 1.2 percentage point increase in gross margin was largely attributable to a favorable mix of product sales, which was partially offset by less favorable pricing for certain product lines, particularly for non-plowable markers and thermoplastic markings, and as the result of certain sale promotions.

Selling and administrative expenses for the third quarter of 1997 were $3.4 million, a decrease of $0.5 million. The decline was largely the result of cost cutting measures put in place at the end of 1996.

Research and development expenses for the third quarter of 1997 were $0.4 million compared to $0.7 million in the third quarter of 1996. The decrease was attributable to cost-cutting measures put in place at the end of 1996 and the inclusion, as an offset to expense, of a higher level of revenue from the sale of insert tools used principally by the automotive industry. As a percentage of net sales, research and development expenses were 1.5% in the 1997 period compared to 2.4% in the 1996 period. Management believes current levels of R&D expenditures are adequate for the Company's business.

Interest expense was $0.6 million in the third quarter of 1997, a decrease of $0.1 million compared to the comparable 1996 period, due principally due to lower level of debt following the application of $5.8 million in proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Income taxes of $2.0 million in the third quarter of 1997 reflected an effective tax rate of 41.8% compared to $1.9 million in taxes and a 40.7% rate in the third quarter of 1996. The 1.1 percentage point increase in the tax rate resulted from a change in the mix of domestic and international income. The Company does not accrue a tax benefit on losses incurred in certain international operations.

Nine months ended September 28, 1997
Compared to
Nine months ended September 29, 1996

Net sales for the nine months ended September 28, 1997 were $63.7 million, a $2.8 million or 4.2% decrease compared to the same nine month period in 1996. A decrease of $5.0 million in sales of domestic highway delineation products was partially offset by increases of $0.9 million in domestic sales of optical film and $1.3 million in international revenues.

Cost of goods sold for the nine months ended September 28, 1997 totaled $41.1 million (64.5%) compared to $42.2 million (63.5%) in 1996. A corresponding 1.0 percentage point decline in gross margin was largely attributable to competitive pricing, particularly for non-plowable markers and thermoplastic markings and as the result of certain sale promotions.

Selling and administrative expenses for the nine months ended September 28, 1997 totaled $10.4 million, a decrease of $1.1 million or 9.2% compared to the same period in 1996. The decline was largely the result of cost cutting measures put in place at the end of 1996.

Research and development expenses for the nine months ended September 28, 1997 were $1.4 million compared to $2.1 million in the same period in 1996. Expenses were lower in 1997 due to cost cutting measures put in place at the end of 1996 and an increase in revenue from the sale of insert tools, which is an offset to research and development expense.

Interest expense was $1.9 million for the nine months ended September 28, 1997, compared to $2.1 million in the same period of 1996. The decrease was principally due to lower interest rates associated with the refinancing of the Company's credit lines in July 1996.


Twelve months ended  September 28, 1997
Compared to
Twelve months ended  September 29, 1996

Net sales for the twelve months ended September 28, 1997 were $79.9 million, a decrease of $4.4 million or 5.2%. Net domestic sales of highway delineation products decreased $5.9 million or 8.8% compared with the twelve months ended September 29, 1996. Net international sales increased $1.4 million or 13.3% and net domestic sales of optical film increased $0.2 million or 2.7% compared with the twelve months ended September 29, 1996.

Cost of goods sold for the twelve months ended September 28, 1997 totaled $54.7 million (68.4%) compared to $54.5 (64.7%) million in the comparable 1996 period. The corresponding 3.7 percentage point decline in gross margin is largely attributable to competitive pricing, particularly for non-plowable markers and thermoplastic markings and as the result of certain sale promotions.

Selling and administrative expenses for the twelve months ended September 28, 1997 totaled $14.2 million, a decrease of $0.6 million or 4.2% compared to the previous twelve month period. Decreases in expenses were the result of cost reduction measures implemented at the end of 1996 offset by $0.3 million of income arising in 1996 from a gain recognized upon the sale of a minor product line.

Research and development expenses for the twelve months ended September 28, 1997 were $2.1 million compared to $2.8 million in the previous twelve month period. Expenses were lower in the more recent twelve month period due to cost reduction measures implemented at the end of 1996 and an increase in revenue from the sale of insert tools, which is an offset to research and development expense. As a percentage of net sales, research and development expenses were 2.6% for the twelve months ended September 28, 1997 compared to 3.4% for the previous twelve month period.

The Company incurred a $4.0 million restructuring charge in the fourth quarter of 1996 relating principally to the planned sale of certain land and a building under construction in Waukegan, Illinois. The restructuring charge is described in detail in the 1996 Form 10K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1996 Compared to Year Ended December 31, 1995 Restructuring Charge."

Interest expense for the twelve months ended September 28, 1997 was $2.5 million, compared to $2.8 million in the previous twelve month period. The decrease was the result of lower interest rates associated with the Company's current credit agreement compared to its former credit agreement.

Liquidity and Capital Resources
-------------------------------

The Company finances working capital requirements and capital expenditures through internally generated funds, revolving credit loans and lease financing. During the nine month period ended September 28, 1997, the Company reduced borrowings under its long term credit facility by $5.2 million. The principal sources and applications of funds during the nine period were as follows:

                        Sources and Applications of Funds
                      Nine Months Ended September 28, 1997

                                   ($millions)

         Sources
         -------

         Net income                                                  $3.9
         Depreciation and amortization                                4.5
         Net proceeds from the sale of

         All other (net)                                              1.0
                                                                     ----
                  Total sources                                      15.2


         Applications
         ------------

         Net increase in accounts receivable                         (7.1)
         Net repayment of long-term debt                             (5.2)
         Repurchase of outstanding Company stock                     (1.2)
         Capital expenditures (excluding Waukegan property)          (1.7)
                                                                     ----
                  Total applications                                (15.2)

         Net change in cash balance                                 $ -0-
                                                                     ====

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

The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during these quarters. The Company realized $3.1 million from operating activities in the first nine months of 1997, compared to $2.4 million during the first nine months of 1996. The Company realized $14.0 million from operating activities in the twelve month period ended September 28, 1997, compared to $4.6 million from operating activities in the twelve months ended September 29, 1996. The $9.4 million increase in cash flow from operating activities resulted largely from $13.7 million of favorable net changes in current assets and liabilities offset by $3.7 million in lower net income.

At September 28, 1997, the Company's outstanding borrowings under its credit agreement consisted of $17.3 million of term loans and $8.2 million of revolving loans. During the balance of 1997, $1.2 million of term loans become due, and an additional $2.5 million of term loans become due during 1998. At September 28, 1997, the additional amount available under the revolving portion of the Company's credit agreement after consideration of all borrowing base limitations and outstanding loans was $11.7 million.

The Company expects capital expenditures for additions and replacements to approximate $3.0 million in 1997 and $4.0 million in 1998, with funding to be provided principally from internally generated funds. Through September 28, 1997, the Company had spent $1.7 million on capital expenditures.

The Company intends to expand its manufacturing capacity in 1998. In that connection, the Company has committed to lease an additional 78,000 square feet of manufacturing and office space in Niles, Illinois effective May 1, 1998.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In conjunction with the sale of the Waukegan facility, the board of directors in July 1997 authorized an expansion of the stock buyback program by 500,000 shares, raising the total allowable purchases to 1,000,000 shares. Through September 28, 1997, the Company had purchased 438,300 shares of its common stock at an average price of $6.86 per share.

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


Adoption of new accounting standards
------------------------------------

As described in Note 3 to the Notes to Condensed Financial Statements, the Company is required to adopt the following new accounting standards:

      SFAS 128 -- Statement of Financial Accounting Standards No. 128 "Earnings
                  Per Share

      SFAS 130 -- Reporting Comprehensive Income

      SFAS 131 -- Disclosures about Segments of an Enterprise and Related
                  Information


Forward Looking Statements
--------------------------

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

                           Part II - Other Information







Item 6 - Exhibits and Reports on Form 8-K

(A)     Exhibits

        10.1 Lease dated as of August 20, 1997 between the Company (as tenant) and First Bank National Association, as trustee (as landlord)

        11.1    Statement regarding computation of per share earnings

(B)     Reports on Form 8-K

        The Company did not file any current reports on Form 8-K during the quarter ended September 28, 1997

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 1997           STIMSONITE CORPORATION


                                    /s/THOMAS C. RATCHFORD
                                    Thomas C. Ratchford
                                    Vice President-Finance, Treasurer,
                                    Secretary and Chief Financial Officer
                                    (Its Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                  Exhibit Index


                                                                    Sequential
Exhibit                                                                Page
Number                Description                                     Number
------                -----------                                     ------


11.1     Statement Regarding Computation of Per Share Earnings           20

10.1     Lease for 6565 W Howard Street, Niles, IL                       21