Form 10-K
period 1997-12-31
STIMSONITE CORP
filed 1998-03-31
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.01 par value, held by nonaffiliates of the registrant as of March 1, 1998 was $29,433,382.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 1, 1998 was 8,371,141.


                      Documents Incorporated by Reference:
Proxy Statement (to be filed) accompanying the notice of the annual meeting of Stimsonite Corporation's stockholders to be held on May 21, 1998 (Part III).

                             STIMSONITE CORPORATION


                          Form 10-K Annual Report--1997

                                Table of Contents




PART I                                                                    Page
  Item 1.  Business.................................................        1
  Item 2.  Properties...............................................        9
  Item 3.  Legal Proceedings........................................       10
  Item 4.  Submission of Matters to a Vote of Security Holders......       10
  Item 4A. Executive Officers of the Registrant.....................       10

PART II
  Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters....................................       12
  Item 6.  Selected Financial Data..................................       12
  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..............................       13
  Item 7A  Quantitative and Qualitative Disclosures About Market Risk      20
  Item 8.  Financial Statements and Supplementary Data..............       21
  Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...............................       40

PART III
  Item 10. Directors and Executive Officers of the Registrant.......       41
  Item 11. Executive Compensation...................................       41
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management.............................................       41
  Item 13. Certain Relationships and Related Transactions...........       41

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K...............................................       42

Signatures..........................................................       46

                                     PART I

ITEM 1--BUSINESS

The Company

         Stimsonite Corporation ("Stimsonite" or the "Company") is one of the nation's leading manufacturers and marketers of reflective highway safety products. The Company makes a range of high performance products which are designed to offer enhanced visual guidance to vehicle operators and pedestrians in a variety of driving conditions. These products include: highway delineation products, such as raised reflective pavement markers, thermoplastic pavement marking materials and related application equipment, construction work zone markers and roadside and other delineators; and optical film products, such as high performance reflective sheeting used in the construction of highway signs and Protected Legend(TM) pre-printed sign faces, and precision embossed film, which is used in internally illuminated airport runway signs, reflective truck markings and a variety of other products that require optical grade film.

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

         The Company's highway delineation products are marketed to highway contractors, and state and local highway departments and traffic engineers, to address a number of delineation problems presented by different traffic and road conditions. The Company's sales of highway delineation products totaled $72.2 million, $75.5 million and $59.4 million in 1997, 1996 and 1995, respectively.

         Several of the Company's highway delineation products and its manufacturing processes are patent protected which, together with its extensive industry experience, the Company believes provide a competitive advantage to the Company. The Company was the first to introduce successfully in the U.S. cube-corner delineation devices, sign legends for interstate signs and raised reflective pavement markers. The Company has also continuously introduced new and upgraded markers, including the first commercially successful snowplowable marker and the first glass-faced marker. Over the past several years, the Company has introduced new improvements and designs to increase product durability, extend the product's effective life on the highway and enhance reflectivity. These innovations have enabled the Company to enhance and maintain its position as a recognized market leader in highway delineation products. See "Patents and Proprietary Rights".

         The Company's products, including its delineation devices, require replacement over time. While highway marker life is dependent upon the type and intensity of highway traffic activity, markers used in temperate climates require replacement on average every three to four years. Snowplowable markers, which are set in a protective metal casting designed to last the life of the road (generally seven years), generally require that the reflective element be replaced every two to three years.

         Raised Reflective Pavement Markers. The Company's raised reflective pavement markers are available in several variations and designs for use in a variety of climatic conditions, forming a complete system for delineating lane lines, center and edge lines, turns, curb dividers and other roadway structures. These products incorporate a variety of innovative features that offer significant performance and cost benefits over other raised reflective pavement markers. These features sustain the higher reflectivity of the Company's products resulting in lower maintenance costs and improved cost/benefit ratios for customers. Markers are available in glass-faced, abrasion resistant models featuring longer life and superior reflectivity. These models incorporate an abrasion-resistant glass face on the reflex lens which prevents damage to the lens caused by the presence of grit, sand and road particles that scar, cloud and ultimately dim the signal of conventional markers. The Company is a leading manufacturer of effective glass-faced raised reflective pavement markers.

         The Company also offers a low-profile marker with a reduced overall height, rounded design and smaller surface area that reduces impact forces from vehicle tires and allows the marker to function longer on softer pavement. In conjunction with its introduction of this marker, the Company also introduced the use of flexible adhesives for pavement marker installation which improves adhesion to the highway surface.

         Historically, snowplow blades were a major source of damage to raised reflective pavement markers which inhibited their use in certain areas. This led to the Company's development of a "snowplowable" marker. The Company's snowplowable marker consists of a replaceable reflector assembly protected by a specially hardened metal casting. The casting is firmly embedded in the pavement by an epoxy adhesive. The casting is designed with ramps which effectively permit a traveling snowplow blade to ride up and over the reflector which is protected by the casting, without damage to the reflector unit, casting or snowplow blade. Snowplowable models offer Stimsonite's high brightness, cube-corner reflectors and abrasion-resistant glass faces, and come in various versions adaptable to areas where frequent high speed plowing or unusual traffic conditions are encountered.

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

         The Company makes two types of thermoplastic material, alkyd and hydrocarbon. Alkyd thermoplastic, a maleic-modified glycerol ester resin, is composed of a homogeneous blend of high quality, agriculturally-based resins ( a renewable, natural resource), pigment, filler and glass reflectorizing spheres which are resistant to the effects of oil and grease. Hydrocarbon thermoplastic is primarily composed of petroleum-based resins, pigments, fillers and glass spheres.

         The Company also makes and sells a line of heat-fused preformed thermoplastic pavement markings known as HotTape(R). This product is designed to be applied with the use of a simple propane torch. HotTape(R) can be applied quickly without use of extensive crews and equipment, resulting in a quicker return to a normal traffic flow.

         In conjunction with these products, the Company produces and markets a broad line of application equipment. This equipment is designed to deliver a combination of outstanding performance and ease of installation.

         Construction Work Zone Delineation Products. The Company manufactures and markets a Construction Work Zone or "CWZ" system as a coordinated grouping of a number of work zone products, including raised reflective pavement markers, delineators and sheeting for use in lane marking and identification of other work zone hazards. The CWZ system's raised reflective pavement markers provide positive day and night guidance through construction zones, and incorporate design features which enable this product to perform better and, in particular, to adhere better to pavement surfaces than competitive products. The Company has also introduced a temporary overlay pavement marker which provides excellent day and night visibility and installs easily with pressure-sensitive adhesive and foot pressure. These overlay markers are also relatively easy to remove and, after removal, do not leave a misleading indication that could confuse drivers. The CWZ system also offers regular and fluorescent orange construction zone sheeting, pre-striped barricade reflective sheeting panels, and a barricade light lens.

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

     Optical Film

         The  Company's  worldwide   sales  of  optical  film  products  totaled
$9.2 million, $7.2 million and $8.7 million in 1997, 1996 and 1995 respectively.

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

         Protected Legend Pre-Printed Sign Faces. The Company designs, manufactures and sells ready-to-use Protected Legend(R) reflective sign faces (e.g. stop signs) on rolls which can contain from a dozen to several hundred sign faces per roll. The sign faces are sold with a pressure-sensitive adhesive backing protected with an easily removable liner. The ready-to-use sign faces thus offer not only the viewing efficiency and vivid colors of the Company's high performance reflective sheeting, but also the convenience of a ready-to-use, peel-and-stick product for easy application.

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

         The Company continues to investigate new product applications for its highway delineation products, reflective sheeting and precision embossed film material. The Company's expenditures on product research and development were

$2.1  million,   $2.8  million  and  $3.1  million  in  1997,   1996  and  1995,
respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents and Proprietary Rights

         The Company has 25 issued U.S. patents, which cover many of the Company's current products and existing processes, and has nine U.S. patent applications currently pending. The Company also has over 90 foreign patents relating to many of its U.S. patents and has over 29 foreign patent applications currently pending. Stimsonite's patents cover various design aspects of its products as well as the processes used in their manufacture. The Company believes that its patents and proprietary production methods, coupled with its extensive industry experience, provide a key competitive advantage.

         The Company has one U.S. patent, expiring in July 1999, covering the use of glass as an abrasion resistant coating, and its application to the raised reflective pavement marker face. The Company has obtained patents covering various aspects of its snowplowable markers. Of these, four patents, which cover certain design, placement and methods, expired between April 1996 and April 1997. Although the Company did not experience significant competition for snowplowable markers in 1997, the Company expects that competition for components of snowplowable markers will increase as a result of the expiration of certain of these patents. The Company has recently obtained two new patents pertaining to its new snowplowable markers. The Company also has obtained patent coverage on two of its new markers. While the Company has applied for and expects to receive additional patents relating to new or improved product designs, there can be no assurance that such patents will issue, or if issued, that such patents will be effective in protecting the Company from competitors.

         The Company has obtained 11 U.S. patents (with certain corresponding foreign patents) and has several patent applications pending covering Stimsonite's reflective sheeting processes, manufacturing equipment and products. These patents expire between 2001 and 2012. The Company also has applications pending on other reflective sheeting and precision embossed film products.

         The Company is continuing to develop new, potentially patentable products, product enhancements, product designs and manufacturing improvements. The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although the Company is the owner of numerous patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, or the likelihood that pending patent applications will be issued. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop around the patented aspects of any of the Company's products or proposed products, or otherwise obtain access to the Company's proprietary technology. As basic patents in the highway delineation product line have expired, various competitors or prospective competitors have sought to introduce competitive products. The Company believes that its proprietary manufacturing know-how will enable it to maintain significant market shares for these products and allow it to continue to offer cost effective products.

         The Company has registered Stimsonite(R) as a trademark in the U.S. and in approximately 25 other countries. The Company believes that the highway safety industry associates the trade name Stimsonite with the industry leader in reflective highway safety products.

Foreign Operations

         The Company has U.K., Hong Kong and Australian subsidiaries (Stimsonite Europa Limited, doing business in the U.K. as Simsco, Stimsonite Hong Kong Limited and Stimsonite Australia Pty Limited, respectively) which act principally as the Company's sales and marketing arms in these and other countries. There are significant challenges to conducting business in foreign countries, including, among other factors, regulatory compliance and approvals, local acceptance of the Company's products, adaptation and design of products to meet local requirements and criteria, and fluctuations in foreign exchange rates. For sales and selected financial information by geographical area, see
Note 15 of "Notes to Consolidated Financial Statements."

Sales and Marketing

         The  Company  sells  its  products   through  an  extensive  sales  and
distribution network that markets the Company's full product line.

         The  Company's   marketing  strategy  is  developed  by  the  Company's
management and is implemented in the U.S. by Stimsonite's national sales managers and regional and district sales managers. The regional managers work closely with customers and coordinate a distribution network that includes manufacturers' representatives and approximately 50 distributors employing collectively over 250 salespersons. The Company believes that this network and the Company's relationships with key distributors are competitive strengths in Stimsonite's business.

         The Company markets its products to highway contractors and government agencies for projects in all 50 states. In 1997, the Company had sales in excess of $4 million in 5 states. The inability of the Company to do business in any of these states could have a material adverse effect on the Company's business. Stimsonite sells its products principally to highway contractors, sign fabricators, state departments of transportation, and county and city road and highway departments. Such sales may be to any of the established channels of distribution or by direct sales depending on the size of the purchase, competitive pressures in a particular market and other factors. Road and highway pavement marking and signing requirements are established by each government entity. The Company's sales force works closely with traffic engineers to demonstrate the quality and effectiveness of Stimsonite's products and the control and safety advantages of increased signing and highway pavement marking use. The Company also works directly with state officials to enhance awareness of the safety benefits and cost effectiveness of the Company's products.

         Traffic engineers responsible for maintaining roads and highways are faced with an array of issues relating to traffic safety and congestion. The increasing number of visually impaired drivers and the continued pressure on highway capacity continually force traffic engineers to reassess their requirements and priorities. These engineers search for products that improve highway capacity while maintaining appropriate safety levels and minimizing initial installation and ongoing maintenance costs. The Company's sales and marketing strategy is directed towards understanding these market dynamics, working with, and responding to the needs of, its customers and demonstrating the relative advantages of Stimsonite products.

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

         The Company believes that it has a substantial U.S. market share in its highway delineation product line due to its patented and proprietary technology and its experience in its markets. The Company competes with one principal competitor, Ray-O-Lite, a division of Pac-Tec Inc., in the U.S. market for raised reflective pavement markers. While Ray-O-Lite competes through a network of distributors, the Company emphasizes direct sales. The Company has two significant competitors in the U.S. market for thermoplastic material, Cataphote Inc., a subsidiary of Sovitec Cataphote Inc., and Swarco America, Inc. a subsidiary of Swarco Holding AG. In situations where sealed bids are required by government agencies, the Company competes on price. In other situations, the Company primarily emphasizes product quality, performance and service in addition to price. The Company competes with a number of other regional companies in the international highway delineation market for raised reflective pavement markers.

         Stimsonite has one significant competitor in the market for highway signing, Minnesota Mining and Manufacturing Company ("3M"), which the Company believes holds dominant U.S. and international market share positions. The Company competes in this area on the basis of product quality and performance, and price. In the precision embossed film material market, the Company competes with 3M and Reflexite Corporation.

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

Customers

         Stimsonite sells its products in the U.S. principally to highway contractors, sign fabricators, distributors, state departments of transportation, and county and city road and highway departments. A significant portion of the Company's U.S. sales are effected through fixed price contracts awarded by competitive bids submitted to state and local agencies. The terms and conditions of such sales and the contract procurement process are subject to extensive regulation by various federal, state and local authorities in the U.S. and by governmental authorities of other countries. Substantially all of these contracts involve product shipment within one year of receipt of the order and are not subject to renegotiation of profits. The Company sells its products outside of the U.S. primarily to independent sales agents who resell to local governmental authorities and their contractors. Highway delineation and sign products may not be used on most highways unless they meet state and local specifications which frequently incorporate relevant industry and federal standards and testing guidelines. The Company's products, including its high performance reflective sheeting, meet all significant industry and federal procurement specifications.

Employees

         As of March 1, 1998, the Company had approximately 360 full-time employees, of which approximately 185 were hourly employees and 175 were salaried employees. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement.

ITEM 2--PROPERTIES

         The Company maintains its corporate headquarters and manufacturing, administrative, sales and product development facilities in Niles, Illinois. The Company also manufactures products in facilities located in Atlanta, Georgia; Mount Prospect, Illinois; Adelanto, California and Kilsyth, Australia. The Company's eight principal facilities, at December 31, 1997, all of which were leased, were as follows:



                               Approximate
                                  Square
Location                         Footage       Function                                     Lease Expiration
--------                         -------       --------                                     ----------------
Niles, Illinois                   74,300       Administration, manufacture, sales,          January 2007 renewable through
                                               product development, engineering             2017
                                               and warehouse

Atlanta, Georgia                 100,000       Administration, manufacture, sales,          August 2008
                                               product development, engineering
                                               and warehouse

Atlanta, Georgia                  42,000       Manufacture and warehouse                    October 1998


Atlanta, Georgia                  46,000       Manufacture and warehouse                    April 2004, renewable through
                                                                                            April 2009

Mount Prospect, Illinois          49,900       Manufacture, product development,            December 2001 renewable
                                               engineering and warehouse                    through December 2006

Adelanto, California              15,000       Manufacture and warehouse                    January 2001

Bristol, England                   2,640       Sales and warehouse                          April 1998

Kilsyth, Australia                16,000       Manufacture, sales and warehouse             June 1998


         In February 1998, the above listed 46,000 square feet facility in Atlanta, GA, was damaged by fire. The Company entered into a lease agreement for a 35,500 square feet substitute facility in Atlanta, GA. The new lease expires in March 2003 and is renewable through March 2008.

         The Company also leases public warehouse space in other U.S. locations.

         The Company's manufacturing facilities are equipped with specialized equipment and utilize extensive automation for the manufacture of its products.

         The Company currently uses the major portion of its manufacturing capacity. The Company has committed to lease an additional 78,000 square feet of manufacturing and office space in Niles, IL effective May 1, 1998. The Company believes that, with this additional space, it will have adequate capacity to handle currently anticipated product demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and Capital Resources."

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



ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of holders of the Company's common stock during the fiscal quarter ended December 31, 1997.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age and current position(s) of each executive officer of the Company is as follows:
                                         Present Principal Position
         Name                    Age     and Offices with the Company
         ----                    ---     ----------------------------

Robert E. Stutz................    45    President and Chief Executive Officer
Michael A. Cherwin.............    41    Vice President-Human Resources
Lew C. Coffin..................    42    Vice President-Operations
Clifford S. Deremo.............    41    Vice President-Sales and Marketing
Walter B. Finley...............    50    Vice President-Atlanta Operations
Robert M. Pricone..............    53    Vice President-Engineering
Thomas C. Ratchford............    49    Vice President-Finance, Chief Financial
                                           Officer, Treasurer and Secretary

       Robert E. Stutz became the President and Chief Executive Officer and a director of the Company in March 1997. From 1991 to March 1997, Mr. Stutz was Vice President and General Manager, Automotive Controls Division, of Cherry Electrical Products, a Division of Cherry Corporation, a designer, manufacturer and marketer of customer electrical, electronic and semi-conductor components in automotive, computer and consumer and commercial markets. Prior to 1991, Mr. Stutz was Vice President Worldwide Sales and Marketing for Carlingswitch, Inc., a manufacturer of specialty switches and circuit breakers.

       Michael A. Cherwin has served as Vice President - Human Resources since 1992. From 1990 to 1992, Mr. Cherwin served as Director of Human Resources of the Company. Prior to 1990, Mr. Cherwin was the director of human resources at the Stimsonite Products Division of Amerace.

       Lew C. Coffin became Vice President - Operations on January 5, 1998. From 1996 until December 1997, Mr. Coffin was Vice President - Operations for TEC Incorporated, a manufacturer of construction adhesives. From 1993 to 1996, Mr. Coffin was a facility manager for TEC Incorporated.

       Clifford S. Deremo has served as Vice President - Sales and Marketing since February 1995. Prior to February 1995, Mr. Deremo served in various positions with FMC Corporation, a diversified manufacturer of chemicals, machinery and defense equipment. From 1992 to February 1995, Mr. Deremo was the worldwide business manager for FMC's converting equipment division. From 1990 to 1992, he was the business manager for the FMC's palletizer products division. Prior to 1990, Mr. Deremo was general sales manager of FMC's packaging systems division.

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

       Robert M. Pricone has served as Vice President - Engineering since April 1993. From 1990 to April 1993, Mr. Pricone served as Vice President of Research and Development of the Company. Prior to 1990, Mr. Pricone was vice president and project director of reflective sheeting at the Stimsonite Products Division of Amerace.

       Thomas C. Ratchford has served as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary since October 1993. From 1992 to 1993, Mr. Ratchford was executive vice president finance and administration for American Communications Services, Inc., a development stage company in the telecommunications service industry. Prior to 1992, Mr. Ratchford was employed by The Paxall Group, Inc., a manufacturer of customized packaging machinery, where he served as vice president - finance and administration.

       Executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Directors.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Stimsonite's common stock is quoted on The Nasdaq Stock Market's National Market System under the symbol STIM. As of March 1, 1998, there were approximately 101 stockholders of record, including brokerage firms and other nominees. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the common stock as quoted by the National Market System.

                           1997                            1996
                           ----                            ----
                      High        Low               High         Low
                      ----        ---               ----         ---
First Quarter        $ 6.625    $ 5.75             $10.00      $ 7.75
Second Quarter         6.50       5.44               9.75        7.75
Third Quarter          7.44       5.75               8.50        6.125
Fourth Quarter         6.75       4.50               6.75        5.375


       Stimsonite has never declared or paid any cash dividends on its capital stock. Stimsonite currently intends to retain its future earnings, if any, to finance operations, expand its business and repay outstanding debt and does not anticipate paying cash dividends on its common stock for the foreseeable future. The Company's credit agreement limits the Company's ability to pay dividends. See Note 6 of Notes to Consolidated Financial Statements.


ITEM 6--SELECTED FINANCIAL DATA.

Selected Financial Data
(in thousands, except per share amounts)

                                                                          December 31,
                                            ------------------------------------------------------------------------
Income Statement Data                       1997 (d)  1996 (d)        1995 (c)(d)      1994 (d)       1993 (d)
--------------------------------------------------------------------------------------------------------------------
Net Sales                                     $81,363   $82,712            $68,119       $55,941        $45,929
Gross Profit                                   27,405    26,877             26,494        28,565         23,816
Operating Income                                8,405     1,971  (a)         7,441        12,168          9,395
Net Income (Loss)                               3,629      (848) (b)         2,610         6,136         (1,286)
Net Income (Loss) per Share
         Basic                                  $0.42    ($0.10)             $0.29         $0.69         ($0.17)
         Diluted                                $0.42    ($0.10)             $0.29         $0.67         ($0.17)
Weighted Average Shares Outstanding
         Basic                                  8,576     8,823              8,912         8,892          7,470
         Diluted                                8,687     8,823              9,121         9,108          7,470
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
--------------------------------------------------------------------------------------------------------------------
Total Assets                                  $55,201   $71,870            $67,596       $50,936        $48,878
Long-Term Debt                                 15,575    28,300             24,703        15,523         24,092
--------------------------------------------------------------------------------------------------------------------

( a )  Includes a $4.0 million restructuring charge
( b )  Includes a $0.3 million extraordinary charge
( c ) Includes the operations of Pave-Mark Corporation after May 31, 1995, the date of its acquisition by the Company
( d ) Net income (loss) per share has been restated based on FASB No. 128, "Earnings Per Share".

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the years December 31, 1997, 1996 and 1995. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

Overview
--------
         The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist and pedestrian guidance are important. In May 1995, the Company acquired substantially all of the assets of Pave-Mark Corporation ("Pave-Mark"). Pave-Mark manufactures and markets thermoplastic pavement marking materials and related application equipment used primarily for highway marking. The results of operations, assets, liabilities and cash flows attributable to this acquisition have been included in the Company's consolidated financial statements from the date of the acquisition.

         The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted  15.6%,  12.5%  and  14.2%  of net  sales in  1997,  1996 and  1995, respectively. See Note 15 of Notes to Consolidated Financial Statements. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

         The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects.

          Table 1 below sets forth unaudited data for each of the fiscal quarters of 1997 and 1996. This information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contain all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

Table 1

Quarterly Results
(dollars in thousands, except per share data)

                                                            1997                                            1996
                                          ----------------------------------------        ----------------------------------------
                                           First     Second      Third     Fourth          First     Second      Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter        Quarter    Quarter    Quarter    Quarter
                                          -------    -------    -------    -------        -------    -------    -------    -------
Net Sales                                 $14,602    $23,594    $25,514    $17,653        $13,425    $24,240    $28,834    $16,213
Cost of Goods sold                         10,338     15,029     15,704     12,887          9,030     15,099     18,113     13,593
Gross Profit                                4,264      8,565      9,810      4,766          4,395      9,141     10,721      2,620
----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
----------------------------------------------------------------------------------------------------------------------------------
Selling and Administrative                  3,524      3,434      3,439      3,787          3,845      3,653      3,958      3,804
Research and Development                      645        369        390        682            792        618        689        701
Amortization of Intangible Assets             711        708        654        657            709        710        711        716
Total Operating Expenses                    4,880      4,511      4,483      5,126          5,346      4,981      5,358      5,221
Restructuring Charge                                                                                                         4,000
Operating Income (Loss)                      (616)     4,054      5,327       (360)          (951)     4,160      5,363     (6,601)
Interest Expense                              578        665        620        439            674        740        660        606
Income (Loss) Before Provision for
     Income Taxes and Extraordinary Item   (1,194)     3,389      4,707       (799)        (1,625)     3,420      4,703     (7,207)
Provision (Benefit) for Income Taxes         (418)     1,411      1,966       (485)          (633)     1,356      1,913     (2,829)
Extraordinary Item,
     Net of Tax Benefit                      ----       ----       ----       ----           ----       ----        332       ----
Net Income (Loss)                            (776)     1,978      2,741       (314)          (992)     2,064      2,458     (4,378)

Net Income (Loss) Per Common Share
----------------------------------

     Basic                                 ($0.09)     $0.23      $0.32     ($0.04)        ($0.11)     $0.23      $0.28     ($0.50)
     Diluted                               ($0.09)     $0.23      $0.32     ($0.04)        ($0.11)     $0.23      $0.27     ($0.50)







FORWARD LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
-----------------------------------------------------------------------------

         This document contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing related to product demand, ability to meet short and long term debt requirements, expected cash flow from operations, and projected capital spending levels. The actual results or outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including; (i) changes in competitive and economic conditions; (ii) government funding (or perceptions regarding such funding) of highway construction projects; and (iii) the Company's ability to develop and protect its proprietary technology and to react to increased competition resulting from expiring patents.

RESULTS OF OPERATIONS
---------------------

          Table 2 below sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.


Table 2

                                           Percent of Net Sales     Percent           Percent of Net Sales     Percent
                                                Year Ended         Change From             Year Ended         Change From
                                           ---------------------                      ---------------------
                                             1997          1996    Prior Period         1996          1995    Prior Period
                                           -------       -------   ------------       -------       -------   ------------

Net Sales                                   100.0%        100.0%       (1.6)%          100.0%        100.0%        21.4%
Cost of Goods Sold                           66.3          67.5        (3.4)            67.5          61.1         34.1
Gross Profit                                 33.7          32.5         2.0             32.5          38.9          1.4
Selling and Administrative                   17.4          18.5        (7.1)            18.5          19.3         16.1
Research and Development                      2.6           3.4       (25.5)             3.4           4.6         (9.4)
Amortization of Intangibles                   3.4           3.4        (4.1)             3.4           4.1          1.1
Restructuring Charge                          ---           4.8         N/A              4.8           ---          N/A
Operating Income                             10.3           2.4       326.4              2.4          10.9        (73.5)
Interest Expense                              2.8           3.2       (14.1)             3.2           3.8          2.8
Joint Venture Partnership Loss                ---           ---         ---              ---           0.2          N/A
Income before Provision for
  Income Taxes and Extraordinary Item         7.5          (0.8)        N/A             (0.8)          6.9          N/A
Extraordinary Item,
  Net of Tax Benefit                          ---           0.4         N/A              0.4           ---          N/A
Net Income (Loss)                             4.5          (1.0)%       N/A             (1.0)%         3.8%         N/A



YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales for 1997 were $81.4 million, which were $1.3 million, or 1.6%, lower than in 1996. Net domestic sales of highway delineation products decreased $5.3 million or 8.0% compared with 1996 as a result of competitive pressure, price reductions and inclement weather in certain markets, particularly markets for non-snowplowable markers and thermoplastic products. Uncertainty regarding federal funding of highway construction projects also contributed to the reduction in sales in 1997. Domestic sales of optical film increased 25.8% or $1.6 million compared to 1996 due to a favorable reception for the Company's improved sheeting product which was introduced during the fourth quarter of 1996. Net international sales increased $2.3 million or 22.8% during the year, with particularly favorable sales trends into Latin American markets. Four patents covering the Company's snowplowable markers expired between April 1996 and 1997. Although the Company did not experience significant competition for snowplowable markers in 1997, the Company expects that competition for components of snowplowable markers will increase as a result of the expiration of these and other patents. See "Business - Patents and Proprietary Rights."

         COST OF GOODS SOLD. Cost of goods sold in 1997 totaled $54.0 million, compared to $55.8 million in 1996. The $1.8 million decline in cost of goods sold during 1997 is attributable to a lower sales volume and an improvement in gross margin due to overhead cost reductions initiated during the fourth quarter of 1996.

         SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses in 1997 were $14.2 million, which is $1.1 million, or 7.1%, lower than the $15.3 million incurred in 1996. Decreases in expenses were largely the result of cost reduction measures implemented during the fourth quarter of 1996.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses in 1997 were $2.1 million in 1997, compared to $2.8 million in 1996. The $0.7 million or 25.0% reduction in expenses during 1997 is the result of cost reduction measures implemented during the fourth quarter of 1996 and the inclusion, as an offset to expense, of a relatively higher level of revenue from the sale of insert tools used principally by the automotive industry. Excluding the offset, research and development expense was 3.2% of sales during 1997 compared to 4.0% in 1996. Management believes current levels of research and development expenditures are adequate for the Company's business.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $2.7 million in 1997 and $2.8 million in 1996. These intangible assets relate primarily to the acquisition of principally all of the Company's assets in 1990 and the acquisition of Pave-Mark in 1995. Intangible assets are being amortized over varying useful lives, the longest of which is 40 years. Accordingly, the Company has incurred and will continue to incur significant non-cash expenses relating to the amortization of these assets. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

         RESTRUCTURING CHARGE. The Company incurred a $4.0 million restructuring charge in the fourth quarter of 1996. Substantially all of the charge related to anticipated losses in conjunction with the then proposed sale of land and a building under construction in Waukegan, IL. The land and building were sold in August 1997 at a price which approximated their book value, net of the restructuring reserve. The restructuring charge also included certain other costs associated with a series of actions to reduce expenses. Among these actions were a 10% reduction in the salaried workforce and the consolidation into the Niles, IL facility of several administrative functions that were previously performed at one of the Company's Atlanta, GA locations.

         OPERATING INCOME. Operating income was $8.4 million in 1997 compared to $2.0 million in 1996, an increase of $6.4 million. Operating income as a percentage of sales was 10.3% in 1997, compared to 2.4% in 1996. The increase in operating income resulted from the absence of a $4.0 million restructuring charge in 1997, $1.9 million in lower non-factory overhead expenses and an additional $0.5 million in gross profit.

         INTEREST EXPENSE. Interest expense in 1997 was $2.3 million compared to $2.7 million in 1996. The decrease was the result of lower debt levels and more favorable terms under the Company's current credit agreement, which replaced a less advantageous agreement in July 1996 (see discussion under Liquidity and Capital Resources).

         INCOME TAXES. The Company recorded income tax expense of $2.5 million in 1997 compared to a benefit of $0.2 million in 1996. The effective tax rate in 1997 was 40.5% compared to an effective tax benefit rate of 27.2% in 1996. The tax rate in both years reflected an inability to realize tax benefits on certain foreign net operating losses. Due to the larger relative size of the domestic income in 1997, the percentage impact of such foreign net operating losses was substantially less in 1997 than in 1996.

         EXTRAORDINARY ITEM. As a result of the Company's refinancing its long term debt in 1996, the Company recorded a $0.3 million after-tax extraordinary charge attributable to the accelerated write-off of deferred financing fees related to the Company's prior credit facility. There were no extraordinary items recorded in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         NET SALES. Net sales in 1996 were $82.7 million, an increase of $14.6 million or 21.4% compared to 1995. Excluding Pave-Mark, which was acquired in May 1995, revenues increased by 2.9%. Domestic highway delineation product sales, excluding Pave-Mark's products, increased by 6.4% due to greater market demand as a result of an uninterrupted flow of federal funds for highway projects in fiscal year 1996. Revenues for optical film fell by 15.3% due principally to the loss of certain low bid contracts in 1996. In addition, the Company believes many customers delayed optical film purchases in the first three quarters of 1996 in anticipation of the Company's release in the fourth quarter of an improved product. Sales to customers outside of the U. S. increased by 6.7% due principally to sales of thermoplastic products manufactured by Pave-Mark. Excluding Pave-Mark products, international sales increased by 3.9%.

         COST OF GOODS SOLD. Cost of goods sold increased 34% to $55.8 million (67.5% of sales) in 1996 from $41.6 million (61.1% of sales) in 1995, primarily due to the inclusion of twelve months of sales (vs. seven months of sales in 1995) of Pave-Mark products, which provide a lower gross margin than the Company's other product lines. Excluding Pave-Mark, the cost of goods sold totaled $29.8 million (56.9% of sales) compared to $27.0 million (53.0% of sales) in 1995 or an increase of 10.4%. This increase in the cost of goods sold was the result of higher manufacturing costs and an increase in the provision for inventory obsolescence, particularly for optical film . The provision for the optical film product was due to the Company's introduction of an improved product in the fourth quarter of 1996.

         SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses in 1996 were $15.3 million, compared to $13.1 million in 1995. The $2.2 million increase was principally attributable to the inclusion of a full year of expenses for Pave-Mark in 1996, and to $0.5 million of additional commissions paid to outside sales representatives.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $2.8 million in 1996 compared with $3.1 million in 1995. The decrease was largely due to realization in 1996 of additional revenue from sales of insert tools which offsets research and development expenses. As a percentage of net sales, research and development expense totaled 3.4% in 1996 and 4.5% in 1995. Excluding the offset for sales of insert tools, research and development expense was $3.3 million in 1996 and $3.3 million in 1995.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $2.8 million in both 1996 and 1995. These intangible assets relate primarily to the acquisition of principally all of the Company's assets in 1990.

         OPERATING INCOME. Operating income was $2.0 million in 1996 compared to $7.4 million in 1995, a decrease of $5.4 million. Operating income as a percentage of sales was 2.4% in 1996, compared to 10.9% in 1995. The decrease as a percent of sales was principally due to the $4.0 million restructuring charge in 1996 and the inclusion of Pave-Mark (with its historically lower margin products) for a full year. Excluding the 1996 restructuring charges, operating income would have been $6.0 million in 1996, a decrease of $1.4 million from 1995.

         INTEREST EXPENSE. Interest expense for 1996 was $2.7 million, which was $0.1 million higher than in 1995. In July 1996, the Company refinanced its long term debt under a new credit agreement. Total borrowings (including current maturities) increased from $27.9 million at December 31, 1995 to $30.8 million at December 31, 1996.

         INCOME TAXES. The Company incurred a loss in 1996. Accordingly, the provision for income taxes in 1996 was a benefit of $0.2 million, representing an effective tax benefit rate of 27.2% compared to a tax of $2.1 million, representing an effective tax rate of 44.8% in 1995. The decrease in the effective tax rate from 1995 to 1996 was the result of an inability to realize tax benefits on certain foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the two years ended December 31, 1997, the Company has relied on internally generated funds and revolving credit borrowings to finance working capital requirements and capital expenditures. During 1997, the Company reduced borrowings under its long term credit facility by $12.7 million. The principal inflows and outflows of cash during the year were as follows:

                                Cash Flow Summary
                          Year Ended December 31, 1997
                          ----------------------------
                                  (in millions)

    Cash inflows
    ------------
    Net income                                                       $3.6
    Depreciation and amortization                                     6.0
    Net proceeds from the sale of Waukegan, Illinois property         5.8
    Net reduction in accounts receivable and inventory                2.8
                                                                    -----
             Total inflows                                           18.2

    Cash outflows
    -------------
    Net repayment of long-term debt                                 (12.7)
    Repurchase of outstanding Company stock                         ( 1.6)
    Capital expenditures (excluding Waukegan property)              ( 2.5)
    All other (net)                                                 ( 1.3)
                                                                    -----
             Total outflows                                         (18.1)

    Net change in cash balance                                     $  0.1
                                                                    =====

         The Company's sales are seasonal, with domestic revenues tending to be highest in the second and third quarter of the year consistent with the domestic highway maintenance and construction season. The Company builds working capital, principally accounts receivable and inventory, during the second and third quarters to support sales. Positive cash flow from operations is generally realized in the third quarter as cash collections are higher than production levels and in the fourth quarter of the year as production and related expenditures seasonally decline and accounts receivable are collected. Conversely, the Company generally experiences negative cash flow in the first quarter, when sales are lower, and in the second quarter, when the Company is building working capital but has not yet collected revenues from second quarter sales. The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during the first and second quarters.

         The Company realized $11.7 million in cash flow from operating activities in 1997 compared to $13.3 million in 1996. The $1.6 million decrease in cash flow from operating activities resulted largely from relative changes in working capital partially offset by realization of tax benefits in 1997 from the sale of the Waukegan, IL property.

         In July 1996, the Company refinanced its long term debt under an unsecured credit agreement. The terms of the current credit agreement provide a credit facility totaling $45.0 million, of which $20.0 million is revolving loan due on June 30, 2000, bearing interest (at the Company's option) at (i) prime or
(ii) LIBOR plus a margin of 75 to 150 basis points depending on the Company's debt to cash flow ratio for the preceding four quarters. Amounts available under the revolving loan are subject to certain borrowing base limitations. The balance of the credit facility is a $25.0 million term loan due in quarterly installments of $0.625 million with a final payment of $2.95 million due on June 30, 2003 and bearing interest (at the Company's option) at (i) prime plus 25 basis points or (ii) LIBOR plus 180 basis points. (See Note 6 of Notes to Consolidated Financial Statements for the interest rates in effect at December 31, 1997.) The credit agreement establishes certain financial covenants, including covenants relating to the Company's funded debt to EBITDA ratio, cash flow coverage ratio and leverage ratio. The Company's performance with respect to these covenants will affect, among other things, the amounts available for borrowing under the revolving portion of the facility.

         At December 31, 1997, the Company's outstanding borrowings under its credit agreement consisted of $16.1 million of term loans and $2.0 million of revolving loans. During each of 1998 and 1999, $2.5 million of term loans will mature. At December 31, 1997, the additional amount available under the revolving portion of the Company's credit agreement after consideration of all borrowing base limitations and outstanding loans was $13.6 million.

         The Company has entered into interest rate protection agreements which effectively provide ceiling rates of interest on all of its current obligations under the credit agreement.

         The Company expects capital expenditures for additions and replacements to approximate $4.0 million in 1998 with funding to be provided principally from internally generated funds. In 1997, the Company's capital expenditures were $2.5 million. The increase in projected spending in 1998 results from anticipated leasehold improvements in additionally leased manufacturing space (see below) as well as increased investment in factory automation equipment. The Company does not foresee any significant additional capital expenditures associated with its Year 2000 compliance program. As of December 31, 1997, the Company had commitments to disburse $1.5 million in capital expenditures.

         The Company intends to expand its manufacturing capacity in 1998. In that connection, the Company has committed to lease an additional 78,000 square feet of manufacturing and office space in Niles, IL effective May 1, 1998. The Company believes its production capacity will be adequate after the expansion.

          In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In conjunction with the sale of the Waukegan facility, the board of directors in July 1997 authorized an expansion of the stock repurchase program by 500,000 shares, raising the total allowable purchases to 1,000,000 shares. Through December 31, 1997, the Company had purchased 508,400 shares of its common stock at an average price of $6.61 per share.

         The Company expects that cash flow from operations and borrowings under the credit facility will be sufficient to fund working capital needs, capital expenditures and mandatory principal payments under the credit facility through 1999. From time to time, the Company considers possible acquisitions of businesses complementary to the Company's business. It is likely that any significant acquisition would be funded with additional long term debt.


INFLATION
---------
         Inflation has not had a significant effect on the Company's business during the periods discussed.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
         Reference is made to Note 2 of the Notes to Consolidated Financial Statements.

YEAR 2000 ISSUES
----------------
         The Company does not anticipate any material problems associated with using computer programs or retrieving computerized information with respect to Year 2000. The Company believes that its primary business control system is Year 2000 compliant. The Company has begun to communicate with its suppliers and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

          Not required for 1997 because the Company's market  capitalization was
less     than     $2.5      billion     as     of     January     28,      1997.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                     Page

The following  consolidated  financial statements of Stimsonite
Corporation and  Subsidiaries are included in Part II, Item 8:

         Report of Independent Auditors                               22

         Consolidated Balance Sheets as of December 31, 1997
         and 1996.                                                    23

         Consolidated  Statements of Operations for the years
         ended December 31, 1997, 1996 and 1995.
                                                                      24

         Consolidated  Statements of Cash Flows for the years
         ended December 31, 1997, 1996 and 1995.
                                                                      25
         Consolidated  Statements of  Stockholders' Equity for
         the years ended December 31,  1997, 1996 and 1995.           26

         Notes to Consolidated Financial Statements.                  27

The  following   consolidated   financial   statement   schedule
of  Stimsonite Corporation and subsidiaries is included in Part
IV, Item 14:

         Schedule II - Valuation and Qualifying accounts              47

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Stimsonite Corporation

     We have audited the consolidated financial statements and the financial statement schedule of Stimsonite Corporation and Subsidiaries listed in Item 8 of this form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stimsonite Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
Chicago, Illinois
February 13, 1998


STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

                  ASSETS                                              December 31,
                                                             --------------------------
Current assets:                                              1997                  1996
---------------                                              ----                  ----

      Cash and cash equivalents                            $     337            $     227
      Trade accounts receivable, less
          allowance for doubtful accounts
          of $495 (1997) and $1,206 (1996)                    14,864               17,130
      Inventories                                             11,418               11,938
      Prepaid expenses and other                               1,272                3,157
      Deferred tax assets                                      1,630                1,670
                                                               -----               ------
          Total current assets                                29,521               34,122
      Property, plant and equipment, net                      11,829               18,907
      Intangible assets, net                                  11,259               14,373
      Deferred financing costs, net of
          accumulated amortization
          of $61 (1997) and $24 (1996)                           251                  287
      Deferred tax assets                                      2,239                3,990
      Other                                                      102                  191
                                                             -------              -------
          Total assets                                       $55,201              $71,870
                                                             =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                         1997                  1996
--------------------                                         ----                  ----
      Accounts payable                                      $  7,797            $  13,848
      Current maturities of long-term debt                     2,500                2,500
      Accrued employee benefits                                  926                1,012
      Accrued warranty costs                                     631                  909
      Accrued income taxes                                       661                    0
                                                              ------               ------
             Total current liabilities                        12,515               18,269
      Accrued postretirement benefits                            631                  631
     Long-term debt                                           15,575               28,300
                                                              ------               ------
           Total liabilities                                  28,721               47,200
                                                              ------               ------

Commitments and Contingencies
Stockholders' equity:
---------------------
      Common Stock, $.01 par value--
           15,000,000 shares authorized,
             8,467,577 shares (1997) and
             8,706,150 shares (1996)
             issued and outstanding                               90                   90
      Treasury stock, at cost                                 (3,387)              (1,801)
      Additional paid-in capital                              23,849               23,818
      Retained earnings                                        5,943                2,314
      Foreign currency translation adjustment                    (15)                 249
                                                              ------              -------
          Total stockholders' equity                          26,480               24,670
                                                             -------              -------
             Total liabilities and stockholders' equity      $55,201              $71,870
                                                             =======              =======

The accompanying notes are an integral part of the consolidated financial statements.


STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share amounts)

                                                                         Year Ended December 31,
                                                                --------------------------------------------
                                                                  1997              1996               1995
                                                                --------------------------------------------
Net sales                                                      $ 81,363          $ 82,712           $ 68,119
Cost of goods sold                                               53,958            55,835             41,625
                                                                 ------            ------             ------
Gross profit                                                     27,405            26,877             26,494

Operating expenses:
Selling and administrative                                       14,184            15,260             13,149
Research and development                                          2,086             2,800              3,089
Amortization of intangible assets                                 2,730             2,846              2,815
Restructuring charge                                                 --             4,000                --
                                                                 ------                --             ------
Total operating expenses                                         19,000            24,906             19,053
                                                                 ------            ------             ------
Operating income                                                  8,405             1,971              7,441
                                                                 ------            ------             ------

Other expense:
Interest expenses                                                 2,302             2,680              2,606
Joint venture partnership loss                                       --                --                111
                                                                 ------            ------             ------
Income (loss) before provision (benefit)
for income taxes and extraordinary item                           6,103              (709)             4,724
Provision (benefit) for income taxes                              2,474              (193)             2,114
                                                                 ------            ------             ------
Income before extraordinary item                                  3,629              (516)             2,610
Extraordinary item, net of tax benefit                               --               332                 --
                                                                 ------            ------             ------
Net income (loss)                                                $3,629             $(848)            $2,610
                                                                 ======            ======             ======

Earnings  (loss) per common and common
equivalent  share:
Income (loss) before extraordinary item:
         Basic                                                    $0.42           $(0.06)              $0.29
         Diluted                                                  $0.42           $(0.06)              $0.29
                                                                 ------           -------             ------
Extraordinary item, net of tax benefit:
         Basic                                                       --            (0.04)                 --
         Diluted                                                     --            (0.04)                 --
                                                                 ------               --              ------
Net income (loss):
         Basic                                                    $0.42           $(0.10)              $0.29
                                                                  =====           =======              =====
         Diluted                                                  $0.42           $(0.10)              $0.29
                                                                  =====          ========              =====

Weighted average number of common and common
equivalent shares outstanding:
         Basic                                                8,576,451         8,822,880          8,911,592
                                                              =========         =========          =========
         Diluted                                              8,686,822         8,822,880          9,121,009
                                                              =========         =========          =========

The accompanying notes are an integral part of the consolidated financial statements.


STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
   (dollars in thousands)
                                                                                 Year Ended December 31,
                                                                            ----------------------------------
   Cash flows from operating activities:                                    1997           1996           1995
   -------------------------------------                                    ----------------------------------
      Net income (loss)                                                   $  3,629       $  (848)      $  2,610
      Adjustments  to  reconcile  net  income
      (loss)  to net cash  provided  by
      operating activities:
           Depreciation                                                      3,170         3,166          2,566
           Amortization of intangibles, deferred financing
                costs and discount on long-term debt                         2,791         3,124          3,212
           Provision for uncollectible accounts                                143           311            303
           Deferred income taxes                                             1,791        (1,993)        (1,204)
           Extraordinary item                                                   --           332             --
           Restructuring charge                                                 --         4,000             --
           Joint venture partnership loss                                       --            --            111

      Changes in assets and liabilities,
      (net of effects of acquisitions):
           Trade accounts receivables                                        2,123           703          1,319
           Inventories                                                         520         2,910         (4,369)
           Prepaid expense and other                                         2,333        (2,236)           (81)
           Accounts payable                                                 (5,101)        4,945         (1,777)
           Accrued employee benefits                                           (86)           16           (875)
           Accrued warranty                                                   (278)          399            210
           Accrued income taxes                                                661        (1,527)          (342)
                                                                            ------        ------        -------
           Net cash provided by operating activities                        11,696        13,302          1,683
                                                                            ------        ------        -------
   Cash flows from investing activities:
   -------------------------------------
      Purchase of property, plant and equipment                             (2,544)       (9,394)        (3,752)
      Sale of certain real estate property                                   5,750            --             --
      Acquisition of Pave-Mark                                                  --            --         (7,961)
      Investment in joint venture partnership                                   --            --           (111)
      Other                                                                     --            --           (103)
                                                                            ------        ------        -------
      Net cash provided by (used in) investing activities                    3,206        (9,394)       (11,927)
                                                                            ------        ------        -------
   Cash flows from financing activities:
   -------------------------------------
      Net proceeds from the issuance of common stock                            31           303            115
      Payments to reacquire common stock                                    (1,586)       (1,307)          (494)
      Payments on notes receivable on common stock                              --            --             61
      Principal payments under capital lease obligation                       (248)          (34)            --
      Proceeds from long term-debt                                           5,025        37,300         12,800
      Payments on long term-debt                                           (17,750)      (40,154)        (3,095)
      Cash over draft                                                           --            --            926
      Financing fees paid in connection with debt refinancing                   --          (332)          (151)
                                                                           -------        ------        -------
      Net cash provided by (used in) financing activities                  (14,528)       (4,224)        10,162
                                                                           -------        ------        -------
      Effect of exchange rate changes on cash                                 (264)          292            (30)
                                                                           --------       ------        -------
      Net increase (decrease) in cash and cash equivalents                     110           (24)          (112)
      Cash and cash equivalents, beginning of year                             227           251            363
                                                                           -------        ------        -------
      Cash and cash equivalents, end of year                               $   337        $  227        $   251
                                                                           =======        ======        =======
   Supplemental disclosures:
   -------------------------
      Cash paid during the year for interest                               $ 2,243       $ 2,810        $ 2,228
      Cash paid during the year for income taxes                           $   941       $ 2,880        $ 3,732
      Capital lease for property, plant & equipment                        $   598       $   724             --
      Property, plant & equipment purchases included in accounts           $   136       $ 3,915             --
      payable

      The accompanying notes are an integral part of the consolidated financial statements.

Stimsonite Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1997, 1996 and 1995
(in thousands except share data)


                                Common stock        Treasury stock                 Notes       Retained      Foreign
                              -----------------    ----------------  Additional  Receivable    Earnings     Currency       Total
                                                                      Paid-In      from      (Accumulated  Translation Stockholders'
                               Shares    Amount    Shares    Amount   Capital    Stock Sale    Deficit)     Adjustment    Equity

                              ----------------------------------------------------------------------------------------------------
Balance, January 1, 1995      8,903,900    $89          0       $0    $23,401       ($61)       $552        ($13)         $23,968
                              ----------------------------------------------------------------------------------------------------

Issuance of common stock         17,500                                   115                                                 115

Repurchase of common stock      (60,000)           60,000     (494)                                                          (494)

Payments on notes receivable                                                          61                                       61

Aggregate adjustment from
translation of foreign
currency statements                                                                                          (30)             (30)

Net income                                                                                     2,610                        2,610

                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1995    8,861,400     89     60,000     (494)    23,516          0       3,162         (43)          26,230
                              ----------------------------------------------------------------------------------------------------

Issuance of common stock         33,250      1                            302                                                 303

Repurchase of common stock     (188,500)          188,500   (1,307)                                                        (1,307)

Aggregate adjustment from
translation of foreign
currency statements                                                                                          292              292

Net loss                                                                                        (848)                        (848)

                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1996    8,706,150     90    248,500   (1,801)    23,818          0       2,314         249           24,670
                              ----------------------------------------------------------------------------------------------------

Issuance of common stock         21,327                                    31                                                  31

Repurchase of common stock     (259,900)          259,900   (1,586)                                                        (1,586)

Aggregate adjustment from
translation of foreign
currency statements                                                                                         (264)            (264)

Net income                                                                                     3,629                        3,629

                              ====================================================================================================
Balance, December 31, 1997    8,467,577    $90    508,400  ($3,387)   $23,849         $0      $5,943        ($15)         $26,480
                              ====================================================================================================

The accompanying notes are an integral part of the consolidated finanical statements.

STIMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)


1. Nature of Business:

Stimsonite Corporation and subsidiaries (the "Company") is a manufacturer and marketer of highway safety products. These products include (i) highway delineation products, such as raised reflective pavement markers, thermoplastic pavement marking materials and related application equipment, construction work zone markers, and roadside and other delineators; and (ii) optical film products, such as high performance reflective sheeting used in the construction of highway signs and pre-printed sign faces and precision embossed film, which is used in internally illuminated airport runway signs, reflective truck markings and a variety of other products that require optical grade film.


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

   Equipment........................     7 years
   Furniture and fixtures...........     7 years
   Automobiles......................     5 years
   Molds, dies and tools............     3 years
   Leasehold improvements...........     Lesser of lease life or useful life

Intangible Assets Intangible assets have been recorded at cost and are being amortized on the straight-line basis over their respective amortization periods (see Note 6). The Company periodically evaluates the carrying value of its long-lived assets to determine whether an adjustment to the depreciation or amortization period is warranted. Such evaluation is based on the projected future cash flows (undiscounted and without interest charges) expected to result from the utilization of the long-lived asset.

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

Deferred Financing Costs Commitment fees and other costs incurred in connection with the issuance of long-term debt are amortized as interest expense over the life of the related debt.

Warranty Costs Estimated costs related to warranty of certain highway signing products are charged to operations at the time of sale.

Financial Instruments The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short duration of these instruments. The fair value of the Company's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

Revenue Recognition The Company recognizes revenue upon shipment of the product.

Earnings Per Share The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which requires the disclosure of a basic and a diluted earnings per share computation. The computation of basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. To arrive at diluted earnings per share, all other stock options have been calculated using the treasury stock method. Earnings per share computations for prior years have been restated to reflect the new standard.

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

Reclassifications Reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

Accounting Standards The Company has implemented the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which will be effective for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's financial statements are prepared in accordance with SFAS No. 130.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company is currently evaluating the effect of adopting SFAS No. 131.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company is currently evaluating the effect of adopting SFAS No. 132.



3.   Inventories:

Inventories are comprised of the following:
                                                           December 31,
                                                       1997           1996
                                                    ----------------------
     Raw materials................................  $  5,323      $  3,772
     Work-in-process..............................     1,455         1,601
     Finished goods...............................     4,640         6,565
                                                    --------      --------
                                                     $11,418       $11,938

4.   Property, Plant and Equipment:

Property, plant and equipment are comprised of the following:

                                                           December 31,
                                                       1997           1996
                                                     ---------------------
     Equipment....................................   $17,380       $16,163
     Molds, dies and tools........................     3,966         3,822
     Leasehold improvements.......................     2,992         2,817
     Furniture and fixtures.......................       966           786
     Automobiles..................................       398           462
     Waukegan, Illinois facility costs............        --         6,411
     Construction in progress.....................     2,269         1,948
                                                     -------       -------
                                                      27,971        32,409
     Less accumulated depreciation ...............   (16,706)      (14,407)
                                                     -------       -------
                                                      11,265        18,002

     Capital leases...............................       933           986
     Less accumulated amortization................      (369)          (81)
                                                     -------       -------
                                                     $11,829       $18,907

5. Intangible Assets:

Intangible assets consist of the following:
                                                 Amortization    December 31,
                                                     Period     1997      1996
                                                     ------     ----      ----
   Patents                                        6-17 years  $15,633   $15,467
   Covenants not to compete                       3-10 years    6,994     6,994
   Sales representative and distribution
   organization acquired                            7 years     2,298     2,298
   Government product approvals acquired           15 years     2,148     2,148
   Goodwill associated with Simsco acquisition     20 years     1,279     1,279
   Goodwill associated with Pavemark acquisition   40 years     1,158     1,158
   Trademarks and other                            15 years     1,999     2,615
                                                             --------  --------
                                                               31,509    31,959
   Less accumulated amortization                              (20,250)  (17,586)
                                                             --------  --------
                                                              $11,259   $14,373


6. Long Term Debt:

Long term debt at December 31, 1997 and 1996, consisted of the following:

                                                     1997              1996
                                                     ----              ----
     Term loan                                     $16,075           $24,375
     Revolving loan                                  2,000             6,425
                                                  --------          --------
                                                    18,075            30,800

     Less current maturities                        (2,500)           (2,500)
                                                  --------          --------
     Total long-term debt                         $ 15,575          $ 28,300
                                                  ========          ========

The Company's current credit agreement, which was entered into in July 1996, provides for a total credit facility of $45.0 million of which $25.0 million is a term loan, and $20.0 million is a revolving loan. Interest is payable, at the Company's option, in one, two, three or six month periods. Borrowings under the new credit agreement may be repaid in whole or in part without penalty.

The term loan is repaid in quarterly principal installments of $0.6 million with a final repayment of $3.0 million on June 30, 2003. The outstanding borrowings under the term loan bear interest (at the Company's option) at either prime plus
 .25% (8.75% at December  31,  1997) or LIBOR plus 1.8%  (7.7375% at December 31,
1997). At December 31, 1997 all outstanding borrowings under the term loan were under LIBOR contracts.

The principal balance outstanding for the revolving loan is due June 30, 2000. Under the revolving loan, subject to compliance with certain borrowing base requirements, the Company may borrow up to $20.0 million. At December 31, 1997, $2.0 million was outstanding and $13.6 million was available for further borrowing after considering borrowing base requirements. Unused amounts under the revolving loan are subject to an annual commitment fee of 0.375%.

The outstanding borrowings under the revolving loan bear interest (at the Company's option) at prime (8.50% at December 31, 1997) or LIBOR plus a LIBOR margin ranging from 0.75% to 1.5% based on the ratio of debt to cash flow determined by the immediately preceding rolling four quarter performance. At December 31, 1997, the LIBOR margin in effect was 1.25% and the all inclusive LIBOR interest rate on the revolving loan was 7.25%. At December 31, 1997, $2.0 million of revolving loans were borrowed under LIBOR contracts and none was borrowed at prime.

The credit facility establishes certain financial covenants, including covenants relating to the Company's funded debt to EBITDA ratio, cash flow coverage ratio and leverage ratio. In addition the new credit agreement imposes limitations on the Company with respect to, among other things, (i) capital expenditures; (ii) mergers, acquisitions and purchases and sales of assets; (iii) additional indebtedness and liens; (iv) transactions with affiliates; and (v) the payment of cash dividends and the repurchase of common stock. The Company's performance with respect to these covenants will affect, among other things, the level of additional borrowings available under the credit facility.

Future minimum principal payments of long term debt are as follows:

                          Year                Total
                          ----                -----
                          1998                $ 2,500
                          1999                  2,500
                          2000                  4,500
                          2001                  2,500
                          2002                  2,500
                          2003                  3,575
                                              -------
                                              $18,075
                                              =======

7. Common Stock:

In October 1995, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. In July 1997, the Board of Directors authorized an additional 500,000 shares of common stock to be repurchased, raising the total allowable purchases to 1,000,000. The Company's management has repurchased shares under this authorization as they believe that the stock is currently undervalued. As of December 31, 1997, the Company had repurchase a total of 508,400 shares at an average price of $6.61.

8. Stock Options:

The Company has stock option plans providing for the grant of options to purchase common shares to outside directors, executives and certain key employees. During 1997, the Company authorized an additional 410,500 shares for grant. As of December 31, 1997, a total of 1,219,873 common shares have been authorized for grant under these plans.

Stock options granted under the plans are exercisable at fair market value of the stock at the date of grant, are for ten year terms and become exercisable from one to five years from the date of grant. The following is a summary of the activity in the Company's stock option plans for the years ended December 31, 1997, 1996 and 1995.



                                                  1997                      1996                     1995
                                        ---------------------     ---------------------     ---------------------
                                                     Weighted                  Weighted                  Weighted
                                                      average                   average                   average
                                                     exercise                  exercise                  exercise
                                          Shares       price        Shares        price       Shares        price
                                        -----------  --------     -----------  --------     -----------  --------
Outstanding at beginning of period          353,474     $5.00         305,724     $3.54         297,335     $3.18
Granted                                     110,500     $6.00         172,347     $9.00          67,856     $9.22
Exercised                                   (21,327)    $1.48         (33,250)    $1.70         (17,500)    $1.94
Canceled                                    (26,612)    $6.23         (91,347)    $8.85         (41,967)   $11.00
                                        ===========  ========     ===========  ========     ===========  ========
Outstanding at end of period                416,035     $5.31         353,474     $5.00         305,724     $3.54
                                        ===========  ========     ===========  ========     ===========  ========

Exercisable at end of period                162,214                   161,286                   172,252
Available for grant at end of period        803,838                   477,226                   547,726

The following table summarizes information about options outstanding at December 31, 1997:

                                          Options Outstanding                   Options Exercisable
                               --------------------------------------      ----------------------------
                                               Weighted
                                                Average      Weighted
                                 Number        Remaining     Average          Number         Weighted
                               Outstanding    Contractual    Exercise      Exercisable        Average
Range of exercise prices       at 12/31/97        Life        Price        at 12/31/97    Exercise Price
------------------------       -----------    -----------    --------      -----------    --------------
$1.43 - $12.13                   416,035       6.9 years      $5.31          162,214           $2.58

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

The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of currently outstanding options, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charge is required to be recognized.

As allowed by SFAS No. 123, the Company will continue to apply the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements and has disclosed pro forma net income and earnings per share information in its footnotes as if the fair value method suggested in SFAS No. 123 had been applied.

If compensation cost based on the fair value method of the options issued had been used, the Company's net income and earnings per common share (EPS) would have been as follows:

                                                     1997       1996       1995
                                                     ----       ----       ----
     Net income (loss)      As reported            $3,629     $ (848)    $2,610
                            Pro Forma               3,537       (900)     2,603

     Basic EPS              As Reported             $0.42     $(0.10)     $0.29
                            Pro Forma                0.41      (0.10)     $0.29

     Diluted EPS            As Reported             $0.42     $(0.10)     $0.29
                            Pro Forma                0.41      (0.10)     $0.29

The fair value of each option was estimated as of the date of grant using the Black-Scholes option pricing model based on the following assumptions for 1997, 1996 and 1995, respectively: volatility of 30.9%, 33.0% and 33.4%; expected lives of 5, 7 and 6 years; risk-free interest rate of 6.1%, 5.4% and 7.7%; and no payment of dividends expected during the life of the options. The weighted average fair value of options granted were $2.24, $4.19 and $5.54 for 1997, 1996 and 1995 respectively.


9. Income Taxes:

The components of income (loss) before provision (benefit) for income taxes and extraordinary item are as follows:

                                          Year Ended December 31,
                                ---------------------------------------
                                 1997            1996             1995
                                 ----            ----             ----
         Domestic               $6,802          $(175)         $  5,902
         Foreign                  (699)          (534)           (1,178)
                                ------          ------           ------
                                $6,103          $(709)           $4,724
                                ======          ======           ======

The provision (benefit) for income taxes on income (loss) before provision (benefit) for income taxes and extraordinary item for the years ended December 31, 1997, 1996 and 1995 is comprised of the following:

                                                    Year Ended December 31,
                                                 -----------------------------
     Current income tax expense:                 1997        1996        1995
                                                 ----        ----        ----
     Federal                                      $560      $1,485      $3,164
     State                                         123         315         672
                                                ------      ------      ------
     Total current                                $683      $1,800      $3,836
                                                ======      ======      ======

     Deferred income tax (benefit) expense:
     Federal                                    $1,470     $(1,638)    $(1,455)
     State                                         321        (355)       (267)
                                                ------      ------      ------
     Total deferred                              1,791      (1,993)     (1,722)
                                                 -----      ------      ------
         Total (benefit) provision              $2,474      $ (193)    $ 2,114
                                                ======      ======      ======

The provision (benefit) for income taxes differs from a provision (benefit) computed at the U.S. statutory rate as follows:

                                                                        Year Ended December 31,
                                                              --------------------------------------
                                                              1997              1996            1995
                                                              ----              ----            ----
     Statutory rate                                           34.0%            (34.0%)          34.0%
     State income taxes (net of Federal benefit)               4.8%             (5.6%)           5.0%
     Inability to utilize foreign operating losses             4.0%             25.6%            6.8%
     Foreign sales corporation                                 --              (14.1%)           --
     Reversal of foreign valuation allowance                   --                --             (6.8%)
     Provision for non-deductible expenses                     1.2%             19.2%            --
     Other                                                    (3.5%)           (18.3%)           5.8%
                                                              -----             -----           -----
         Total                                                40.5%            (27.2%)          44.8%
                                                              =====             =====           =====

The consolidated balance sheet includes the following:

                                               December 31, 1997
                                      ------------------------------------
                                      Current      Non-current       Total
                                      -------      -----------       -----
     Deferred income tax assets       $1,630          $3,069        $4,699
     Valuation allowance                  --            (830)         (830)
                                      ------          ------        ------
         Total                        $1,630          $2,239        $3,869
                                      ======          ======        ======

                                               December 31, 1996
                                      ------------------------------------
                                      Current      Non-current       Total
                                      -------      -----------       -----
     Deferred income tax assets       $1,670          $4,793        $6,463
     Valuation allowance                  --            (803)         (803)
                                      ------          ------        ------
         Total                        $1,670          $3,990        $5,660
                                      ======          ======        ======

The components of the deferred tax asset balance (tax effected) are as follows:

                                              December 31, 1997            December 31, 1996
                                            ----------------------      ---------------------
                                             Temporary        Tax        Temporary       Tax
                                            Difference      Effect      Difference     Effect
                                            ----------      ------      ----------     ------
     Property, plant and equipment            $2,009         $784          $1,954        $761
     Intangible assets                           400          156             410         159
     Allowance for doubtful accounts             338          132             905         353
     Inventory obsolescence
        reserve and capitalization             2,436          950           1,963         766
     Accrued vacation                            493          192             503         196
     Accrued post-retirement benefits            631          246             405         158
     Accrued warranty                            632          246             910         354
     Stock option compensation                   909          355             925         364
     Restructuring reserve                        --           --           4,000       1,560
     Other accruals                              280          109              --          --
     Inter-company profits                       364          142             364         141
     Foreign NOLs                              4,202        1,387           3,302       1,651
                                             -------       ------         -------      ------
     Subtotals                                12,694        4,699          15,641       6,463
     Less valuation allowance                 (2,514)        (830)         (1,651)       (803)
                                             -------       ------         -------      ------
     Total                                   $10,180       $3,869         $13,990      $5,660
                                             =======       ======         =======      ======

As of December 31, 1997 and 1996, the Company had foreign net operating loss carry forwards of approximately $4,209 and $3,302, respectively. The carry forwards were generated principally in Europe and Australia and have no expiration date. As of December 31, 1997 and 1996, the valuation allowance relates to the European deferred tax assets.


10.   Earnings Per Share:

The computation of basic and diluted EPS, as prescribed by SFAS 128, is presented below:

                                                                                 Weighted Average
                                                                                     Shares
                                                                 Net Income       (Denominator)    Per Share Amounts
                                                                (Numerator)
                                                                -----------      ----------------  -----------------
Year ended December 31, 1997
----------------------------
Basic EPS
---------
Income available to common stockholders                          $3,629,000             8,576,451        $0.42

Effect of dilutive options                                                                110,371

Diluted EPS
-----------
Income  available  to  common   stockholders   plus  assumed
conversions                                                      $3,629,000             8,686,822        $0.42
------------------------------------------------------------- ----------------- ------------------ -----------------

Year ended December 31, 1996
----------------------------
Basic EPS
---------
Income (loss) available to common stockholders                   $(848,000)             8,822,880       $(0.10)

Effect of dilutive options                                                                      0

Diluted EPS
-----------
Income  available  to  common   stockholders   plus  assumed
conversions                                                      $(848,000)             8,822,880       $(0.10)
------------------------------------------------------------- ----------------- ------------------ -----------------

Year ended December 31, 1995
----------------------------
Basic EPS
---------
Income available to common stockholders                          $2,610,000             8,911,592        $0.29

Effect of dilutive options                                                                209,417

Diluted EPS
-----------
Income  available  to  common   stockholders   plus  assumed
conversions                                                      $2,610,000             9,121,009        $0.29
------------------------------------------------------------- ----------------- ------------------ -----------------

11. Employee Benefit Plans:

The Company has a 401(k) savings plan covering substantially all of its salaried employees. The Company matches 25% of certain employee's pretax contributions under this plan. Contributions eligible for Company matching are limited to 6% of eligible earnings. Company matching contributions vest immediately. The Company also has a 401(k) capital accumulation plan covering most salaried and hourly employees, under which the Company contributes 5% of eligible employee earnings. Company contributions under the capital accumulation plan vest over a 5 year period. Total Company contributions under these plans for the years ended December 31, 1997, 1996 and 1995 were approximately $550, $456 and $541, respectively.

The Company has an agreement with a former executive officer that provides for deferred compensation. The agreement provides for deferred payments based on years of service. For the years ended December 31, 1997, 1996 and 1995, expenses recorded under this plan were $0, $70 and $39, respectively.

12. Post-Retirement Benefits Other Than Pensions:

The Company provides post-retirement health care and life insurance benefits to certain retired employees and their dependents.

Net periodic postretirement benefit costs for 1997, 1996 and 1995 included the following components:

                                      1997             1996               1995
                                     ------           ------             ------
Service cost                            $0               $0                 $0
Interest expense                        18               39                 46
                                     ======           ======             ======
Net periodic benefit cost              $18              $39                $46
                                     ======           ======             ======

The accumulated postretirement benefit obligation (APBO) under the plans at December 31, 1997 was as follows:
                                            Medical   Life   Total
                                            -------   ----   -----
Retirees and their dependents                  $261    $23   $284
Fully eligible active employees                  33      5     38
Active employees not yet eligible                 0      0      0
                                            -------  -----   -----
Total APBO:                                     294     28    322
                                            -------  -----   -----

Unrecognized net gain (loss)                     --     --    309

Net postretirement benefit liability
recognized by the Company:                       --     --   $631
                                            =======  =====   =====

The discount rate used in determining the APBO as of December 31, 1997 was 7.0%. The assumed health care cost trend rate used in measuring the APBO as of December 31, 1997 varies by the age of the participant and the retirement date and ranges from 5.0% to 7.5%.

Increasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 1997, APBO or the net periodic postretirement expense.

13. Commitments:

The Company leases its office, warehouse and manufacturing facilities under non-cancelable operating leases which expire through 2008. The leases for these facilities contain renewal options, escalation clauses and requirements that the Company pay real estate taxes, insurance, utilities and maintenance.

Rent expense for the years ended December 31, 1997, 1996 and 1995 were approximately $1,810, $1,926 and $1,412, respectively. Annual minimum future payments under all lease commitments are as follows:

               Year Ending
              December 31,
              ------------
                  1998................................     $1,720
                  1999................................      1,676
                  2000................................      1,601
                  2001................................      1,339
                  2002................................      1,139
                  Thereafter..........................      4,787

Annual minimum future capital lease payments are as follows:

               Year Ending
              December 31,
              ------------
                  1998................................       $297
                  1999................................        297
                  2000................................         72
                  2001................................          0
                  2002................................          0
                  Thereafter..........................          0

14. Credit Risk:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. The majority of the Company's sales are made to independent contractors and state governments and are related to highway construction and maintenance. The Company requires prepayment or letters of credit for a substantial portion of foreign sales, and payment bonds on most domestic contractor sales. The Company generally sells on an unsecured basis to other customers including governmental agencies and distributors.

15. Geographic Segment Data:

The Company's operations consist of a single business segment which manufactures and markets reflective highway safety products. Transfers between geographic areas were at cost plus a negotiated mark-up. Sales and selected financial information by geographic area for the years ended December 31, 1997, 1996 and 1995 are as follows:

     1997                         United States     International  Eliminations    Consolidated
     ----                         -------------     -------------  ------------    ------------
     Revenues.....................      $77,325         $6,905         $(2,867)       $81,363
     Operating income (loss)......        9,113           (708)             --          8,405
     Net income (loss)............        4,328           (699)             --          3,629
     Total assets.................       57,487          6,189          (8,475)        55,201

     1996                         United States     International  Eliminations    Consolidated
     ----                         -------------     -------------  ------------    ------------
     Revenues.....................      $78,467         $6,492         $(2,247)       $82,712
     Operating income (loss)......        2,499           (528)                         1,971
     Net income (loss)............         (252)          (596)                          (848)
     Total assets.................       74,488          5,739          (8,357)        71,870

     1995                         United States     International  Eliminations    Consolidated
     ----                         -------------     -------------  ------------    ------------
     Revenues.....................      $64,262         $6,833         $(2,976)       $68,119
     Operating income (loss)......        8,619         (1,178)             --          7,441
     Net income (loss)............        3,788         (1,178)             --          2,610
     Total assets.................       75,766          6,016         (14,186)        67,596

International assets are principally trade receivables, inventory and goodwill associated with the acquisition of Simsco. United States revenue includes export sales to non-affiliates for the years ended December 31, 1997, 1996 and 1995 of $5,806, $3,859 and $2,876, respectively.


16. Acquisition of Pave-Mark Corporation:

On May 31, 1995, the Company, through a wholly owned subsidiary, purchased substantially all of the assets of Pave-Mark Corporation, a manufacturer of thermoplastic materials and related application equipment used primarily for highway marking. This acquisition was accounted for under the purchase method of accounting. The operating results of Pave-Mark have been included in the Company's consolidated results of operations since the acquisition date. The final purchase price was $7.5 million. In addition to the purchase price, the Company capitalized approximately $0.5 million of acquisition costs. Proforma unaudited results of operations for the year ended December 31, 1995 assuming the Pave-Mark acquisition had occurred on January 1, 1995 are as follows:

                     Stimsonite Corporation and Subsidiaries
               Proforma Condensed Combined Statement of Operations
                            For the Period Indicated
                                   (Unaudited)

                                                         Year ended
                                                      December 31, 1995
                                                      -----------------
Net sales                                                  $77,405
Net income                                                   2,628

Earnings per share data:
Net income:
         Basic                                               $0.29
                                                             =====
         Diluted                                             $0.29
                                                             =====

Weighted average number of common
and common equivalent shares
outstanding:
         Basic                                           8,911,592
         Diluted                                         9,121,009


17. Extraordinary Item:

In 1996, the Company recorded a pre-tax extraordinary loss of $554 resulting from the write-off of the remaining deferred financing fees relating to the repayment of the Company's prior indebtedness. A tax benefit of $222 was allocated to the extraordinary loss.

18.  Restructuring Charge:

The Company incurred a $4.0 million restructuring charge in the fourth quarter of 1996. Substantially all of the charges related to anticipated losses from the sale of land and a building under construction in Waukegan, IL. In April 1996, the Company purchased 20 acres of undeveloped land in Waukegan, IL for the purpose of constructing a new manufacturing and office complex. The Company intended to relocate its principal manufacturing and office functions from Niles, IL to the Waukegan site during 1997. The Company initiated the construction of a 137,000 square foot building on the land in May 1996. In December 1996, when the facility was partially completed, the Company decided to remain in its Niles, IL facilities and not relocate any operations to Waukegan. The Company subsequently sold the property in August of 1997. Net proceeds of $5.8 million from the sale were used to pay down the Company's long-term debt. There were no material charges to net income in fiscal year 1997 as a result of the sale.

The restructuring charge also included certain other costs associated with a series of actions to reduce expenses. Among these actions were a 10% reduction in the salaried workforce and consolidation into the Niles, IL facility of several administrative functions that were previously performed in other domestic locations.

19.  Subsequent Events (Unaudited):

In February 1998, one of the Company's Atlanta, Georgia facilities was damaged by fire. The Company is in the process of analyzing the effect of such fire. While the Company believes sales in the first quarter of 1998 will be reduced, it does not currently believe the fire will have any material effect on the Company's financial condition or results of operations for the 1998 fiscal year.

ITEM 9--CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING  AND
FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information regarding directors of the Company will be set forth under the caption "Election of Directors" in Stimsonite's proxy statement related to the Company's 1998 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I as required by Instruction 3 of
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information regarding any disclosable relationships and related transactions of directors and executive officers will be set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


       (a)   1.     Refer to Item 8 of this report for financial statements.


             2. Refer to Item 8 of this report for financial statement schedule.

             3.     Exhibits:

       Exhibit
       Number       Description of Document
       ------       -----------------------


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

         4.3 Loan Agreement, dated July 23, 1996, among the Company as borrower, and LaSalle National Bank as co-lender and Harris Trust and Savings Bank as co-lender (the "Loan Agreement"), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996.

         4.4 First Amendment dated March 27, 1997 to the Loan Agreement, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 29, 1997 (Commission File No. 0-22978) (the "June 1997 10-Q").

         4.5 Second Amendment dated July 1, 1997 to the Loan Agreement, incorporated by reference to Exhibit 10.6 to the June 1997 10-Q.

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

       *10.3        Stimsonite   Corporation   Executive   Stock   Option  Plan,
                    incorporated   by   reference   to   Exhibit   10.5  to  the
                    Registration Statement.

       *10.4        Stimsonite   Corporation   1993   Incentive   Equity   Plan,
                    incorporated   by   reference   to   Exhibit   10.6  to  the
                    Registration Statement.

       *10.5 Amended and Restated Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-22978) (the "1996 10-K").

       *10.6 Non-qualified Stock Option Agreement, dated October 1, 1993, between the Company and Thomas C. Ratchford, incorporated by reference to Exhibit 10.7 to the Registration Statement.

       *10.7 Non-qualified Stock Option Agreement, dated as of March 22, 1994, between the Company and Richard J. Cisek, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-22978)(the "1994 10-K").

       *10.8 Non-qualified Stock Option Agreement, dated as of February 20, 1995, between the Company and Clifford S. Deremo, incorporated by reference to Exhibit 10.10 to the 1994 10-K.

       *10.9        Amerace Corporation  Supplemental Executive Retirement Plan,
                    incorporated   by   reference   to   Exhibit   10.8  to  the
                    Registration Statement.

       *10.10 Form of Non-qualified Stock Option Agreement, dated February 13, 1996, between the Company and each of Michael A. Cherwin for 4,000 shares, Richard J. Cisek for 5,000 shares, Clifford S. Deremo for 7,000 shares, Walter Finley for 6,500 shares, Charles L. Hulsey for 5,000 shares, Robert M.
                    Pricone for 7,000 shares, Thomas C. Ratchford for 5,500 shares and Jay R. Taylor for 13,000 shares. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-22978)(the "1995 10-K").

        10.11 Lease, dated December 12, 1986, between the Company (as assignee of Amerace Corporation) and American National Bank and Trust Company of Chicago, as trustee, incorporated by reference to Exhibit 10.11 to the Registration Statement.

        10.12 Lease, dated December 12, 1986, between the Company (as assignee of Amerace Corporation) and American National Bank and Trust Company of Chicago, as trustee, incorporated by reference to Exhibit 10.12 to the Registration Statement.

        10.13 Lease, dated June 24, 1991, between the Company and OTR, an Ohio general partnership as nominee for The State Teachers Retirement System of Ohio, incorporated by reference to
                    Exhibit 10.13 to the Registration Statement.

        10.14 Sublease Agreement, dated December 28, 1983, between Southland Bonded Warehouse, Inc., Pave-Mark Corporation and The Stephen W. Wright Company. Incorporated by reference to
                    Exhibit 10.16 to the 1995 10-K.

        10.15 Commercial Lease Contract, dated August 18, 1993, between John Chandler and Pave-Mark Corporation. Incorporated by reference to Exhibit 10.17 to the 1995 10-K.

        10.16 Commercial Lease Agreement, dated December 14, 1995, between Selig Enterprises, Inc. and the Company (related to Plymouth
                    Road). Incorporated by reference to Exhibit 10.18 to the 1995 10-K.

        10.17 Commercial Lease Agreement, dated December 14, 1995, between Selig Enterprises, Inc. and the Company (related to Chattahoochee Road). Incorporated by reference to Exhibit
                    10.19 to the 1995 10-K.

       *10.18 Consulting Agreement dated November 14, 1996 between the Company and Jay R. Taylor, incorporated by reference to
                    Exhibit 10.19 to the 1996 10-K.

        10.19 Commercial Lease Agreement dated December 13, 1996 between the Company and American National Bank and Trust Company of Chicago, as trustee, incorporated by reference to Exhibit
                    10.20 to the 1996 10-K.

       *10.20 Employment agreement dated as of March 22, 1997 between the Company and Robert E. Stutz, incorporated by reference to
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 30, 1997 (Commission File No. 0-22978) (the "March 1997 10-Q").

       *10.21 Non qualified stock option agreement dated as of March 22, 1997 between Robert E. Stutz and the Company, incorporated by reference to Exhibit 10.2 to the March 1997 10-Q.

       *10.22 Stimsonite Corporation Executive Officers 1998 Incentive Compensation Plan.

        10.23 Purchase Agreement dated July 18, 1997 between Stimsonite Corporation (seller) and Kenneth Spungen (purchaser) for the sale of the Company's facility in Waukegan, Illinois, incorporated by reference to Exhibit 10.4 to the June 1997 10-Q.

        10.24 Lease dated as of August 20, 1997 between the Company (as tenant) and First Bank National Association, as trustee (as landlord), incorporated by reference to Exhibit 10.1 to the company's Quarterly report on Form 10-Q for the Quarter Ended September 28, 1997 (Commission File No. 0-22798).

        21.1        List of subsidiaries of the Company.

        23.1        Consent of Coopers & Lybrand, L.L.P.

        24.1        Powers of Attorney.

------------

         * Management contract or compensation plan or arrangement.

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 27, 1998         STIMSONITE CORPORATION

                             /s/ Robert E. Stutz
                             -------------------
                             Robert E. Stutz
                             President and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998:

/s/ Robert E. Stutz                        /s/ Thomas C. Ratchford
-------------------                        -----------------------
Robert E. Stutz                            Thomas C. Ratchford
President and Chief Executive              Vice President-Finance, Treasurer,
 Officer and Director                      Secretary and Chief Financial Officer
(Principal Executive Officer)              (Principal Financial and Accounting
                                           Officer)

*_______________________                   *_______________________
Terrence D. Daniels                        Anthony R. Ignaczak
Director                                   Director

*_______________________                   *_______________________
Lawrence S. Eagleburger                    Richard J.M. Poulson
Director                                   Director

*_______________________                   *_______________________
Donald H. Haider                           Jay R. Taylor
Chairman of the Board and Director         Director

*_______________________
Edward T. Harvey, Jr.
Director

        * The undersigned by signing his name hereunto has hereby signed this report on behalf of the above-named officers and directors, on March 27, 1998, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:    /s/ Thomas C. Ratchford
       -----------------------
         Thomas C. Ratchford


                                                                    SCHEDULE II
                     STIMSONITE CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1995, 1996 and 1997
                             (Dollars in thousands)

                                Balance at   Charged to    Charged   Deductions   Balance
                                 Beginning    Costs and   to Other      from      at End
Description                       of Year     Expenses    Accounts    Reserves    of Year
-----------                       -------     --------    --------    --------    -------

Allowance for doubtful accounts
Year ended December 31,
         1995                       $502         $531                   $138 (a)     $895
         1996                        895          311                     -- (a)    1,206
         1997                      1,206          143                    889 (a)      460

Accrued warranty costs
Year ended December 31,
         1995                        300          619                    409 (b)      510
         1996                        510          939                    540 (b)      909
         1997                        909        1,019                  1,297 (b)      631

-------------

(a)  Uncollectible items written off.
(b)  Change in accounting estimate.

                               INDEX OF EXHIBITS

                                                                    Page

Exhibit 10.22  Stimsonite Corporation Executive Officers
               1998 Incentive Compensation Plan                      49

Exhibit 21.1   List of subsidiaries of the Company                   52

Exhibit 23.1   Consent of Coopers & Lybrand, L.L.P.                  53

Exhibit 24.1   Powers of Attorney                                    54