Form 10-Q
period 1998-04-05
STIMSONITE CORP
filed 1998-05-15
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 5, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 30, 1998 was 8,374,527.

                             STIMSONITE CORPORATION

                                      Index

Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets                         3
             Condensed Consolidated Statements of Operations               4
             Consolidated Statements of Cash Flows                         5
             Notes to Condensed Consolidated Financial Statements        6-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9-15

Item 3.    Quantitative and Qualitative Disclosures about Market Risks    15

Part II.   Other  Information

Item 6.    Exhibits and Reports on Form 8-K                               16


           Signatures                                                     17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1 - Condensed Consolidated Financial Statements.

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                        4/5/98           12/31/97
                                                                     ------------    --------------
                                                                      (Unaudited)     (Audited)
ASSETS

Current assets
       Cash and cash equivalents                                           $341               $337
       Trade accounts receivable less allowance for
             doubtful accounts of $537 (1998)
             and $495 (1997)                                             12,885             14,864
       Inventories                                                       12,378             11,418
       Prepaid expenses and other                                         2,507              1,272
       Deferred tax assets                                                1,630              1,630
                                                                    ------------    ---------------
                          Total current assets                           29,741             29,521

Property, plant and equipment, net                                       11,949             11,829
Intangible assets, net                                                   10,599             11,259
Deferred financing costs, net                                               236                251
Deferred tax assets and other                                             2,342              2,341
                                                                    ------------    ---------------
                          Total assets                                  $54,867            $55,201
                                                                    ============    ===============

LIABILITIES

Current liabilities:
       Accounts payable                                                  $7,664             $7,797
       Current maturities of long-term debt                               2,500              2,500
       Other accrued expenses                                             1,246              2,218
                                                                    ------------    ---------------
                 Total current liabilities                               11,410             12,515

Accrued postretirement benefits                                             594                631

Long-term debt                                                           17,950             15,575
                                                                    ------------    ---------------
                 Total liabilities                                       29,954             28,721

STOCKHOLDERS' EQUITY

Total stockholders' equity                                               24,913             26,480
                                                                    ------------    ---------------
                 Total liabilities and stockholders' equity             $54,867            $55,201
                                                                    ============    ===============

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                        Quarter Ended                  Twelve Months Ended
                                                -------------------------------   -------------------------------
                                                   4/5/98           3/30/97           4/5/98          3/30/97
                                                --------------    -------------   ---------------   -------------

Net sales                                             $13,857          $14,602           $80,618         $83,889
Cost of goods sold                                     10,244           10,338            53,864          57,143
                                                --------------    -------------   ---------------   -------------

Gross profit                                            3,613            4,264            26,754          26,746

Operating expenses:
     Selling and administrative                         3,474            3,524            14,134          14,939
     Research and development                             817              645             2,258           2,653
     Amortization of intangibles                          683              711             2,702           2,848
     Restructuring charge                                 ---              ---               ---           4,000
                                                --------------    -------------   ---------------   -------------

Total operating expenses                                4,974            4,880            19,094          24,440
                                                --------------    -------------   ---------------   -------------

Operating income  (loss)                               (1,361)            (616)            7,660           2,306

Interest expense                                          430              578             2,154           2,584
                                                --------------    -------------   ---------------   -------------

Income (loss) before provision (benefit) for
  income taxes and extraordinary item                  (1,791)          (1,194)            5,506            (278)

Provision (benefit) for income taxes                     (742)            (418)            2,150              22
                                                --------------    -------------   ---------------   -------------

Income (loss) before extraordinary item                (1,049)            (776)            3,356            (300)

Extraordinary item, net of tax benefit                    ---              ---               ---             332
                                                --------------    -------------   ---------------   -------------

Net income (loss)                                     ($1,049)           ($776)           $3,356           ($632)
                                                ==============    =============   ===============   =============

Earnings (loss) per common and common
equivalent share:

Income (loss) before extraordinary item:
         Basic                                         ($0.12)          ($0.09)            $0.39          ($0.03)
         Diluted                                       ($0.12)          ($0.09)            $0.39          ($0.03)

Extraordinary item, net of tax benefit:
         Basic                                            ---              ---               ---          ($0.04)
         Diluted                                          ---              ---               ---          ($0.04)

Net income (loss):
         Basic                                         ($0.12)          ($0.09)            $0.39          ($0.07)
         Diluted                                       ($0.12)          ($0.09)            $0.39          ($0.07)


Weighted average number of common and common equivalent shares outstanding :
         Basic                                      8,498,442        8,777,372         8,498,442       8,910,866
         Diluted                                    8,498,442        8,777,372         8,615,321       8,910,866


See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                    Three Months Ended            Twelve Months Ended
                                                                ---------------------------    ---------------------------

                                                                    4/5/98         3/30/97         4/5/98         3/30/97
                                                                    ------         -------         ------         -------

Net cash provided by (used in) operating activities:                  ($988)        $1,155          $9,553        $12,852

Cash flows from investing activities:
        Purchase of property, plant and equipment                     $(802)         ($465)         (2,881)       ($8,890)
        Sale of property, plant and equipment                            -              -            5,750             -
        Investment in joint venture partnership                          -              -              -               19
                                                                ------------    -----------    ------------    -----------

         Net cash provided by (used in) investing activities          ($802)         ($465)         $2,869        ($8,871)

Cash flows from financing activities:
       Proceeds from the issuance of common stock,
         net of offering expenses                                         8              5              34            263
       Payments to reacquire common stock                              (493)          (542)         (1,537)        (1,551)
       Principal payments under capital lease obligations               (65)           (40)           (273)           (74)
       Proceeds from long-term debt                                   3,000          1,300           6,725         38,150
       Payments on long-term debt                                      (625)        (1,375)        (17,000)       (41,014)
       Financing fees paid in connection with debt refinancing           -              -               -            (332)
                                                                ------------    -----------    ------------    -----------

        Net cash provided by (used in) financing activities           1,825           (652)        (12,051)        (4,558)

       Effect of exchange rate changes on cash                          (31)           (87)           (208)           412
                                                                ------------    -----------    ------------    -----------

       Net increase (decrease) in cash and cash equivalents               4            (49)            163           (165)

       Cash and cash equivalents, beginning of period                   337            227             178            343
                                                                ------------    -----------    ------------    -----------

       Cash and cash equivalents, end of period                        $341           $178            $341           $178
                                                                ============    ===========    ============    ===========



Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                         $408           $527          $2,124         $2,766

      Cash paid during the period for income taxes                     $222           $134          $1,029         $2,859

      Capital lease for property, plant & equipment                    $558             -             $558           $724

      Property plant & equipment purchases
      included in accounts payable                                     $273         $1,409            $273         $1,409



See Accompanying Notes

                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)

Note 1 - Financial Information

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to, or as permitted by such rules and regulations. However, the financial information presented reflects all adjustments that are necessary to a fair statement of results for the interim periods presented. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

The Company's business is seasonal and, accordingly, comparative twelve month trailing information is provided. The financial information included herein at April 5, 1998 and for the periods ended April 5, 1998 and March 30, 1997 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for these periods. The information in the condensed consolidated balance sheet at December 31, 1997 was derived from the Company's consolidated financial statements included in the 1997 Form 10-K.

The results for the quarter ended April 5, 1998 are not necessarily indicative of results that can be expected for the full year ending December 31, 1998.


Note 2 - Inventories

Inventories consist of the following:

                             April 5,                 December 31,
                               1998                       1997
                           ------------              --------------
($000)                      (Unaudited)
Raw materials                 $5,234                    $5,353
Work in process                2,175                     1,455
Finished goods                 4,969                     4,640
                             -------                   -------
                             $12,378                   $11,418
                             =======                   =======

Note 3 - Earnings Per Share

The computation of basic and diluted EPS, as prescribed by SFAS 128, is presented below:

                                                                            Weighted
                                                        Net Income       Average Shares      Per Share
                                                        (Numerator)      (Denominator)        Amounts
                                                        -----------      -------------        -------

Quarter ended April 5, 1998
---------------------------

Basic EPS
---------
Income (loss) available to common stockholders         ($1,049,000)        8,498,442          ($0.12)

Effect of dilutive options                                                         0

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                               ($1,049,000)        8,498,442          ($0.12)

----------------------------------------------------------------------------------------------------
Quarter ended March 30, 1997
----------------------------

Basic EPS
---------
Income (loss) available to common stockholders           ($776,000)        8,777,372          ($0.09)

Effect of dilutive options                                                         0

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                                 ($776,000)        8,777,372          ($0.09)

----------------------------------------------------------------------------------------------------
Twelve months ended April 5, 1998
---------------------------------

Basic EPS
---------
Income available to common stockholders                 $3,356,000         8,498,442           $0.39

Effect of dilutive options                                                   116,879

Diluted EPS
-----------
Income available to common stockholders
plus assumed conversions                                $3,356,000         8,615,321           $0.39

----------------------------------------------------------------------------------------------------
Twelve months ended March 30, 1997
----------------------------------

Basic EPS
---------
Income (loss) available to common stockholders           ($632,000)        8,910,866          ($0.07)

Effect of dilutive options                                                         0

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                                 ($632,000)        8,910,866          ($0.07)

----------------------------------------------------------------------------------------------------

Note 4  -  Contingencies

In February of 1998, one of the Company's Atlanta, Georgia facilities was damaged by fire. Substantially all of the inventory and production equipment was destroyed. Some sales were lost during the first quarter due to the Company's inability to deliver products. The amount of recovery from the Company's property insurance carrier is being negotiated. The Company does not believe that the fire will have any material effect on the Company's consolidated financial condition or results of operations during 1998.

Note 5  -  Impact of New Accounting Standards

In June 1997, the FASB issued a Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. The Company's financial statements are prepared in accordance with SFAS No. 130.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement, effective for fiscal years beginning after December 15, 1997, specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company is currently evaluating the effect of adopting SFAS No. 131.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) This statement, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company is currently evaluating the effect of adopting SFAS No. 132.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the quarters and twelve months ended April 5, 1998 and March 30, 1997. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1997 Form 10-K.

The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist and pedestrian guidance are important.

Seasonality and Quarterly Results
---------------------------------

The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 21.8% and 16.9% of net sales in the first quarters of 1998 and 1997, respectively. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects. A new federal highway spending bill is currently being considered by the U.S. Congress. Until the federal spending bill is passed (if it is passed), the likely effects of the bill on the Company's business cannot be accurately assessed.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.


Table
                   Percentage of         Inc (Dec)                 Percentage of              Inc (Dec)
                     Net Sales          Percentage                   Net Sales               Percentage
                   Quarter Ended        Change from             Twelve Months Ended          Change from
             -----------------------                       ---------------------------
              4/5/98       3/30/97     Prior Period          4/5/98        3/30/97           Prior Period
             ---------    ----------   ------------        -----------   -------------       ------------

Net sales       100.0 %       100.0 %        (5.1) %          100.0 %         100.0  %             (3.9) %

Cost of          73.9          70.8          (0.9)             66.8            68.1                (5.7)
goods sold

Gross profit     26.1          29.2         (15.3)             33.2            31.9                 ----

Selling and      25.1          24.1          (1.4)             17.5            17.8                (5.4)
administrative

Research          5.9           4.4          26.7               2.8             3.2               (14.9)
and
development

Amortization      4.9           4.9          (3.9)              3.4             3.4                (5.1)
of
intangibles

Restructuring    ----          ----          ----              ----             4.8              (100.0)
charge

Operating        (9.8)         (4.2)          n.m.              9.5             2.7               232.2
income

Interest          3.1           4.0         (25.6)              2.7             3.1               (16.6)
expense

Income
(loss)
before
provision
for income
taxes and
extraordinary   (12.9)         (8.2)        (50.0)              6.8            (0.3)                n.m.
item

Extraordinary
item, net of
tax benefit      ----          ----           ----              ----            0.4              (100.0)

Net income       (7.6)         (5.3)        (35.2)              4.2            (0.8)                n.m.
(loss)



Quarter ended April 5, 1998
Compared to
Quarter ended March 30, 1997
----------------------------

Net sales of $13.9 million for the quarter ended April 5, 1998 decreased $0.7 million or 5.1% from the comparable fiscal 1997 quarter. Net domestic sales of highway delineation products decreased 16.7% compared with the first quarter of 1997, but domestic sales of optical film products and international sales increased by 19.8% and 22.3%, respectively. The decline in domestic sales of highway delineation products resulted principally from the absence in 1998 of certain sales promotions and $0.4 million of lower sales of the HotTape(R) product line. Inventory levels and production of the HotTape(R) product line were disrupted by a plant fire in February 1998. Production of HotTape(R) resumed in April 1998. The 19.8% increase in domestic sales of optical film reflected growing acceptance of the Company's improved products introduced in the fourth quarter of 1996. International revenues increased by 22.3% compared to the first quarter of 1997, due primarily to strong sales growth in Latin America.

Cost of goods sold for the first quarter of 1998 totaled $10.2 million compared to $10.3 million for the 1997 period. As a percentage of net sales, cost of goods sold increased from 70.8% in the first quarter of 1997 to 73.9% in 1998. The related 3.1% decrease in gross margin was largely attributable to an unfavorable mix of product sales and less favorable pricing for certain product lines, particularly for non-snowplowable markers

Selling and administrative expenses for the first quarter of 1998 were $3.5 million compared to $3.5 million in the first quarter of 1997.

Research and development expenses for the first quarter of 1998 were $0.8 million compared to $0.6 million in the first quarter of 1997. The main reason for the increase is a reduction in sales of insert tools, as revenue from these sales is accounted for as an offset to research and development expense. As a percentage of net sales, research and development expenses were 5.9% in the 1998 period compared to 4.4% in the 1997 period.

Interest expense was $0.4 million in the first quarter of 1998, a decrease of $0.2 million compared to the comparable 1997 period, due principally to the repayment of debt with $5.8 million in proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Income tax benefit of $0.7 million in the first quarter of 1998 reflected an effective tax rate of 41.4% compared to a $0.4 million tax benefit and a 34.9% rate in the first quarter of 1997. The increase in the effective tax rate resulted from a change in the mix of domestic and international income. The Company does not record tax benefits on losses incurred in certain international operations.


Twelve months ended  April 5, 1998
Compared to
Twelve months ended  March 30, 1997
-----------------------------------

Net sales for the twelve months ended April 5, 1998 were $80.6 million, a decrease of $3.3 million or 3.9%. Net domestic sales of highway delineation products decreased $8.0 million or 11.9% compared with the twelve months ended March 30, 1997. Net international sales increased $2.9 million or 27.6% and net domestic sales of optical film increased $1.8 million or 28.9% compared with the twelve months ended March 30, 1997.

Cost of goods sold for the twelve months ended April 5, 1998 totaled $53.9 million (66.8% of net sales) compared to $57.1 (68.1% of net sales) million in the comparable 1997 period. The corresponding 1.3% increase in gross margin is largely attributable to increased productivity in the Company's manufacturing processes, partly offset by competitive pricing in the non-snowplowable markers and thermoplastic markings product groups.

Selling and administrative expenses for the twelve months ended April 5, 1998 totaled $14.1 million, a decrease of $0.8 million or 5.4% compared to the previous twelve month period. Decreases in expenses were largely the result of cost reduction measures implemented at the end of 1996.

Research and development expenses for the twelve months ended April 5, 1998 were $2.3 million compared to $2.7 million in the previous twelve month period. Expenses were lower in the more recent twelve month period due to cost reduction measures implemented at the end of 1996. As a percentage of net sales, research and development expenses were 2.8% for the twelve months ended April 5, 1998 compared to 3.2% for the previous twelve month period.

The Company incurred a $4.0 million restructuring charge in the fourth quarter of 1996 relating principally to the planned sale of certain land and a building under construction in Waukegan, Illinois. The restructuring charge is described in detail in the 1997 Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 Restructuring Charge."

Interest expense for the twelve months ended April 5, 1998 was $2.2 million, compared to $2.6 million in the previous twelve month period. The decrease was the result of lower interest rates associated with the Company's current credit agreement compared to its former credit agreement (which was refinanced in July
1996), and a lower level of debt following the repayment of debt with $5.8 million in proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Liquidity and Capital Resources
-------------------------------

The Company finances working capital requirements and capital expenditures through internally generated funds, revolving borrowings and lease financing. During the first quarter period ended April 5, 1998, the Company increased borrowings under its long term credit facility by $2.4 million. The principal inflows and outflows of cash during the first quarter were as follows:

                                Cash Flow Summary
                        First Quarter Ended April 5, 1998
                        ---------------------------------

                                   ($millions)

         Cash inflows
         ------------

         Net borrowings under credit facility                    $2.4
                                                                 ----
                  Total inflows                                   2.4
                                                                 ----



         Cash outflows
         -------------

         Cash used in operating activities                       (1.0)
         Repurchase of outstanding Company stock                 (0.5)
         Capital expenditures                                    (0.8)
         All other (net)                                         (0.1)
                                                                 -----

                  Total outflows                                 (2.4)
                                                                 -----
         Net change in cash balance                              $ -0-
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

The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during its first and second quarters. The Company used $1.0 million of cash in operating activities during the first quarter of 1998, compared to $1.2 million provided by operating activities in the first quarter of 1997. The $2.2 million decrease in cash flow from operating activities during the quarter resulted largely from unfavorable net changes in working capital. The Company realized $9.6 million from operating activities in the twelve month period ended April 5, 1998, compared to $12.9 million from operating activities in the twelve months ended March 30, 1997. The $3.3 million decrease in cash flow from operating activities resulted largely from unfavorable net changes in working capital.

At April 5, 1998, the Company's outstanding borrowings under its credit agreement consisted of $15.5 million of term loans and $5.0 million of revolving loans. During the balance of 1998, $1.9 million of term loans become due, and an additional $2.5 million of term loans become due during 1999. At April 5, 1998, the additional amount available under the revolving portion of the Company's credit agreement after consideration of all borrowing base limitations and outstanding loans was $9.6 million.

The Company expects capital expenditures for additions and replacements to approximate $5.0 million in 1998 and $4.0 million in 1999, with funding to be provided principally from internally generated funds. Through April 5, 1998, the Company had spent $0.8 million on capital expenditures.

The Company intends to expand its manufacturing capacity in 1998. In that connection, the Company has leased an additional 78,000 square feet of manufacturing and office space in Niles, Illinois effective May 1, 1998.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In conjunction with the, then pending, sale of the Waukegan facility, the board of directors in July 1997 authorized an expansion of the stock buyback program by 500,000 shares, raising the total allowable purchases to 1,000,000 shares. Through April 5, 1998, the Company had purchased 604,850 shares of its common stock at an average price of $6.37 per share.

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


Adoption of new accounting standards
------------------------------------

As described in Note 4 to the Notes to Condensed Financial Statements, the Company is required to adopt the following new accounting standards:

      SFAS  131 -  Disclosures  about  Segments  of an  Enterprise  and  Related
                   Information.

      SFAS 132 - Disclosures about Pensions and Other Postretirement benefits.



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

Item 3 - Quantitative and Qualitative Disclosures about Market Risks.

Not required.

                           Part II - Other Information
                           ---------------------------



Item 6 - Exhibits and Reports on Form 8-K

(A)   Exhibits

       10.1 Lease dated as of February 19, 1998 between the Company (as tenant) and Marietta Blvd. Warehouse (as landlord)

       27.1     Financial Data Schedule

(B)    Reports on Form 8-K

       The Company did not file any current reports on Form 8-K during the quarter ended April 5, 1998

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 1998               STIMSONITE CORPORATION


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

                                INDEX OF EXHIBITS

Exhibit 10.1 Lease dated as of February 19, 1998 between the Company (as tenant) and Marietta Blvd. Warehouse (as landlord).

Exhibit 27.1      Financial Data Schedule.