Form 10-Q
period 1998-07-05
STIMSONITE CORP
filed 1998-08-14
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 5, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number 0-22978

                             STIMSONITE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                   36-3718658
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization )                 Identification Number)

           6565 West Howard Street
               Niles, Illinois                               60714-3373
  (Address of principal executive offices)                   (Zip Code)

                                 (847) 647-7717
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of July 31, 1998 was 8,373,477.

                             STIMSONITE CORPORATION

                                      Index

                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets                      3
                  Condensed Consolidated Statements of Operations            4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Condensed Consolidated Financial Statements     6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9-16

Item 3.   Quantitative and Qualitative Disclosures about Market Risks       16

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                  17


          Signatures                                                        18

                         PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements.

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      7/5/98           12/31/97
                                                                    ------------    ---------------
                                                                    (Unaudited)        (Audited)
ASSETS

Current assets
       Cash and cash equivalents                                           $576               $337
       Trade accounts receivable less allowance for
             doubtful accounts of $448 (1998)
             and $495 (1997)                                             23,266             14,864
       Inventories                                                       12,996             11,418
       Prepaid expenses and other                                         1,336              1,272
       Deferred tax assets                                                1,630              1,630
                                                                    ------------    ---------------
                          Total current assets                           39,804             29,521

Property, plant and equipment, net                                       14,264             11,829
Intangible assets, net                                                    9,983             11,259
Deferred financing costs, net                                               221                251
Deferred tax assets and other                                             2,342              2,341
                                                                    ------------    ---------------
                          Total assets                                  $66,614            $55,201
                                                                    ============    ===============

LIABILITIES

Current liabilities:
       Accounts payable                                                  $7,452             $7,797
       Current maturities of long-term debt                               2,500              2,500
       Other accrued expenses                                             6,923              2,218
                                                                    ------------    ---------------
                 Total current liabilities                               16,875             12,515

Accrued postretirement benefits                                             594                631

Long-term debt                                                           21,725             15,575
                                                                    ------------    ---------------
                 Total liabilities                                       39,194             28,721

STOCKHOLDERS' EQUITY

Total stockholders' equity                                               27,420             26,480
                                                                    ------------    ---------------
                 Total liabilities and stockholders' equity             $66,614            $55,201
                                                                    ============    ===============

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                Quarter Ended                Six Months Ended              Twelve Months Ended
                                         ----------------------------   ----------------------------   ----------------------------
                                            7/5/98         6/29/97         7/5/98         6/29/97         7/5/98         6/29/97
                                         -------------   ------------   -------------   ------------   -------------   ------------

Net sales                                     $25,433        $23,594         $39,290        $38,196         $82,457        $83,243
Cost of goods sold                             15,460         15,029          25,704         25,367          54,295         57,073
                                         -------------   ------------   -------------   ------------   -------------   ------------

Gross profit                                    9,973          8,565          13,586         12,829          28,162         26,170

Operating expenses:
     Selling and administrative                 3,710          3,434           7,184          6,958          14,410         14,720
     Research and development                     692            369           1,509          1,014           2,581          2,404
     Amortization of intangibles                  668            708           1,351          1,419           2,662          2,846
     Restructuring charge                         ---            ---             ---            ---             ---          4,000
                                         -------------   ------------   -------------   ------------   -------------   ------------

Total operating expenses                        5,070          4,511          10,044          9,391          19,653         23,970
                                         -------------   ------------   -------------   ------------   -------------   ------------

Operating income                                4,903          4,054           3,542          3,438           8,509          2,200

Interest expense                                  459            665             889          1,243           1,948          2,509
                                         -------------   ------------   -------------   ------------   -------------   ------------

Income (loss) before provision for
  income taxes and extraordinary item           4,444          3,389           2,653          2,195           6,561           (309)

Provision for income taxes                      1,878          1,411           1,136            993           2,617             77
                                         -------------   ------------   -------------   ------------   -------------   ------------

Income before extraordinary item                2,566          1,978           1,517          1,202           3,944           (386)

Extraordinary item, net of tax benefit            ---            ---             ---            ---             ---            332
                                         -------------   ------------   -------------   ------------   -------------   ------------

Net income (loss)                              $2,566         $1,978          $1,517         $1,202          $3,944          ($718)
                                         =============   ============   =============   ============   =============   ============

Earnings per common and common
equivalent share:

Income (loss) before extraordinary item:
         Basic                                  $0.31          $0.23           $0.18          $0.14           $0.47         ($0.04)
         Diluted                                $0.30          $0.23           $0.18          $0.14           $0.46         ($0.04)

Extraordinary item, net of tax benefit:
         Basic                                    ---            ---             ---            ---             ---         ($0.04)
         Diluted                                  ---            ---             ---            ---             ---         ($0.04)

Net income (loss):
         Basic                                  $0.31          $0.23           $0.18          $0.14           $0.47         ($0.08)
         Diluted                                $0.30          $0.23           $0.18          $0.14           $0.46         ($0.08)


Weighted average number of shares and
share equivalents outstanding :
         Basic                              8,374,527      8,570,027       8,374,802      8,609,598       8,449,565      8,830,153
         Diluted                            8,537,611      8,693,643       8,509,360      8,735,508       8,576,365      8,830,153


See Accompanying Notes

                        STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                      Six Months Ended             Twelve Months Ended
                                                                 ---------------------------    ---------------------------

                                                                    7/5/98         6/29/97         7/5/98         6/29/97
                                                                    ------         -------         ------         -------




Net cash provided by (used in) operating activities:                ($1,427)         ($499)        $10,768        $11,617

Cash flows from investing activities:
        Purchase of property, plant and equipment                    (3,818)        (1,424)         (4,938)        (4,833)
        Sale of property, plant and equipment                            -              -            5,750             -
        Investment in joint venture partnership                          -              -               -              25
                                                                ------------    -----------    ------------    -----------

         Net cash provided by (used in) investing activities         (3,818)        (1,424)            812         (4,808)

Cash flows from financing activities:
       Proceeds from the issuance of common stock,
         net of offering expenses                                         8              5              34            252
       Payments to reacquire common stock                              (493)        (1,030)         (1,049)        (1,899)
       Principal payments under capital lease obligations               (92)           (80)           (260)          (114)
       Proceeds from long-term debt                                   7,400          5,650           6,775         36,650
       Payments on long-term debt                                    (1,250)        (2,275)        (16,725)       (41,399)
       Financing fees paid in connection with debt refinancing           -              -               -            (332)
                                                                ------------    -----------    ------------    -----------

        Net cash provided by (used in) financing activities           5,573          2,270         (11,225)        (6,842)

       Effect of exchange rate changes on cash                          (89)          (379)             26            (13)
                                                                ------------    -----------    ------------    -----------

       Net increase (decrease) in cash and cash equivalents             239            (32)            381            (46)

       Cash and cash equivalents, beginning of period                   337            227             195            241
                                                                ------------    -----------    ------------    -----------

       Cash and cash equivalents, end of period                        $576           $195            $576           $195
                                                                ============    ===========    ============    ===========



Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                         $828           $614          $2,457         $2,220

      Cash paid during the period for income taxes                     $288             $5          $1,224         $2,727

      Capital lease for property, plant & equipment                    $537             -             $537           $724

      Property, plant & equipment purchases
      included in accounts payable                                     $602           $866            $602           $866

See Accompanying Notes
                                       5

                        Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)

Note 1 - Financial Information

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to, or as permitted by, such rules and regulations. In the opinion of management, the financial information presented reflects all adjustments (which are normal and recurring) that are necessary for a fair statement of financial results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

The Company's business is seasonal and, accordingly, comparative twelve month trailing information is provided. The financial information included herein at July 5, 1998 and for the periods ended July 5, 1998 and June 29, 1997 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal and recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for these periods. The information in the condensed consolidated balance sheet at December 31, 1997 was derived from the Company's consolidated financial statements included in the 1997 Form 10-K.

The results for the quarter ended July 5, 1998 are not necessarily indicative of results that can be expected for the full year ending December 31, 1998.


Note 2 - Inventories

Inventories consist of the following:

                               July 5,                  December 31,
                                1998                       1997
                             -----------             ---------------
($000)                       (Unaudited)
Raw materials                   $5,764                    $5,323
Work in process                  1,002                     1,455
Finished goods                   6,230                     4,640
                                ------                    ------
                               $12,996                   $11,418
                                ======                    ======

Note 3 - Earnings Per Share

The computation of basic and diluted EPS, as prescribed by SFAS 128, is presented below:

                                                                      Weighted
                                                  Net Income       Average Shares       Per Share
                                                  (Numerator)      (Denominator)         Amounts
Quarter ended July 5, 1998
--------------------------

Basic EPS
---------
Income (loss) available to common stockholders     $2,566,000          8,374,527           $0.31

Effect of dilutive options                                               163,084
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                           $2,566,000          8,537,611           $0.30

-------------------------------------------------------------------------------------------------
Quarter ended June 29, 1997
---------------------------

Basic EPS
---------
Income (loss) available to common stockholders     $1,978,000          8,570,027           $0.23

Effect of dilutive options                                               123,616
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                           $1,978,000          8,693,643           $0.23

-------------------------------------------------------------------------------------------------
Six months ended July 5, 1998
-----------------------------

Basic EPS
---------
Income available to common stockholders            $1,517,000          8,374,802           $0.18

Effect of dilutive options                                               134,558
                                                                 ----------------

Diluted EPS
-----------
Income available to common stockholders
plus assumed conversions                           $1,517,000          8,509,360           $0.18

------------------------------------------------------------------------------------------------
Six months ended June 29, 1997
------------------------------

Basic EPS
---------
Income (loss) available to common stockholders     $1,202,000          8,609,598           $0.14

Effect of dilutive options                                               125,910
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                           $1,202,000          8,735,508           $0.14

------------------------------------------------------------------------------------------------
Twelve months ended July 5, 1998
--------------------------------

Basic EPS
---------
Income available to common stockholders            $3,944,000          8,449,565           $0.47

Effect of dilutive options                                               126,800
                                                                 ----------------

Diluted EPS
-----------
Income available to common stockholders
plus assumed conversions                           $3,944,000          8,576,365           $0.46

------------------------------------------------------------------------------------------------
Twelve months ended June 29, 1997
---------------------------------

Basic EPS
---------
Income (loss) available to common stockholders      ($718,000)         8,830,153          ($0.08)

Effect of dilutive options                                                     0
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                            ($718,000)         8,830,153          ($0.08)

------------------------------------------------------------------------------------------------

Note 4  -  Impact of New Accounting Standards

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company is currently evaluating the effect of adopting SFAS No. 132.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement, effective for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is currently evaluating the effect of adopting SFAS No. 133.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the six months and twelve months ended July 5, 1998 and June 29, 1997. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1997 Form 10-K.

The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist and pedestrian guidance are important.

Seasonality and Quarterly Results
---------------------------------

The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 13.6% and 13.2% of net sales in the second quarters of 1998 and 1997, respectively, 16.5% and 14.6% of net sales in the first six months of 1998 and 1997, respectively and 15.6% of net sales in the year ended December 31, 1997. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects. A new federal highway spending bill was recently approved by the U.S. Congress. The Company expects that the new federal highway bill will increase the number of new highway construction projects, which, over an extended period of time, may benefit the sale of the Company's products.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.


Table.                  Percentage of      Inc (Dec)      Percentage of       Inc (Dec)      Percentage of        Inc (Dec)
                          Net Sales       % Change          Net Sales         % Change         Net Sales           % Change
                        Quarter Ended       from        Six Months Ended       from       Twelve Months Ended       from
                    7/5/98    6/29/97    Prior Period   7/5/98   6/29/97    Prior Period    7/5/98   6/29/97     Prior Period
                    ------    -------    ------------   ------   -------    ------------    ------   -------     ------------


Net sales             100.0 %    100.0 %     7.8  %    100.0 %   100.0  %       2.9 %    100.0 %     100.0 %       (0.9)  %

Cost of goods sold     60.8       63.7       2.9        65.4      66.4          1.3       65.8        68.6         (4.9)

Gross profit           39.2       36.3      16.4        34.6      33.6          5.9       34.2        31.4          7.6

Selling and            14.6       14.6       8.0        18.3      18.2          3.2       17.5        17.7         (2.1)
administrative

Research and            2.7        1.6      87.5         3.8       2.7         48.8        3.1         2.9          7.4
development

Amortization            2.6        3.0      (5.6)        3.4       3.7         (4.8)       3.2         3.4         (6.5)
of intangibles

Restructuring charge     --         --        --          --        --           --         --         4.8          n.m.

Operating income       19.3       17.2      20.9         9.0       9.0          3.0       10.3         2.6        286.8

Interest expense        1.8        2.8     (31.0)        2.3       3.3        (28.5)       2.4         3.0        (22.4)

Income (loss) before provision
for income taxes and
extraordinary item     17.5       14.4      31.1         6.8       5.7         20.9        8.0        (0.4)         n.m.

Extraordinary item, net of
tax benefit              --         --        --          --        --           --         --         0.4          n.m.

Net income             10.1        8.4      29.7         3.9       3.1         26.2        4.8        (0.9)         n.m.
(loss)



Quarter ended July 5, 1998
Compared to
Quarter ended June 29, 1997
---------------------------

Net sales of $25.4 million for the quarter ended July 5, 1998 increased $1.8 million or 7.8% from the comparable fiscal 1997 quarter. Net domestic sales of highway delineation products increased 1.2% compared with the second quarter of 1997, and domestic sales of optical film products and international sales increased by 60.7% and 11.6%, respectively. The 60.7% increase in domestic sales of optical film reflected growing acceptance of the Company's improved products introduced in the fourth quarter of 1996. International revenues increased by 11.6% compared to the first quarter of 1997, due primarily to strong sales growth in Latin America.

Cost of goods sold for the second quarter of 1998 totaled $15.5 million compared to $15.0 million for the 1997 period. As a percentage of net sales, cost of goods sold decreased from 63.7% in the second quarter of 1997 to 60.8% in 1998. The related 2.9% increase in gross margin reflected the success of aggressive manufacturing cost reduction programs.

Selling and administrative expenses for the second quarter of 1998 were $3.7 million compared to $3.4 million in the second quarter of 1997. As a percentage of net sales, selling and administrative expenses were 14.6% in both the 1998 and 1997 period. Included in the second quarter 1998, as an offset to selling and administrative expense, is a $0.2 million gain on involuntary conversion, resulting from the accounting treatment of certain insurance proceeds and related loss of property at one of the Company's production facilities earlier this year. As a percentage of net sales, selling and administrative expenses excluding the $0.2 million gain, were 15.5% in the second quarter of 1998.

Research and development expenses for the second quarter of 1998 were $0.7 million compared to $0.4 million in the first quarter of 1997. The higher expense level resulted from the absence, in 1998, of $0.3 million expense absorption related to the sale of insert tooling to the automotive industry. The Company sold its automotive-related insert tooling business during 1996, but certain carry over work continued into 1997. As a percentage of net sales, research and development expenses were 2.7% in the 1998 period compared to 1.6% in the 1997 period.

Interest expense was $0.5 million in the second quarter of 1998, a decrease of $0.2 million compared to the comparable 1997 period, due principally to the repayment of debt with $5.8 million in net proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Provision for income taxes of $1.9 million in the second quarter of 1998 reflected an effective tax rate of 42.3% compared to a $1.4 million tax provision and a 41.6% rate in the second quarter of 1997. The increase in the effective tax rate resulted from a change in the mix of domestic and international income. The Company does not record tax benefits on losses incurred in certain international operations.

Six months ended July 5, 1998
Compared to
Six months ended June 29, 1997
------------------------------

Net sales of $39.3 million for the six months ended July 5, 1998 increased $1.1 million or 2.9% from the comparable fiscal 1997 period. Net domestic sales of highway delineation products decreased 5.1% compared with the same period in 1997, but was offset by strong domestic sales of optical film products (a 40.5% increase compared to 1997) and international sales (a 16.3% increase compared to
1997).


Cost of goods sold for the first six months of 1998 totaled $25.7 million compared to $25.4 million for the 1997 period. As a percentage of net sales, cost of goods sold decreased from 66.4% in the 1997 period to 65.4% in 1998. The resulting 1.0% improvement of gross margin is attributable to the success of the Company's aggressive manufacturing cost reduction programs, partly offset by an unfavorable mix of product sales.

Selling and administrative expenses for the six months ended July 5, 1998 were $7.2 million compared to $7.0 million in the same period of 1997. As a percentage of net sales, selling and administrative expenses were 18.3% and 18.2% in the 1998 and 1997 period respectively. Included in the six months ended July 5, 1998, as an offset to selling and administrative expense, is a $0.2 million gain on involuntary conversion, resulting from the accounting treatment of certain insurance proceeds and related loss of property at one of the Company's production facilities earlier this year. As a percentage of net sales, selling and administrative expenses excluding the $0.2 million gain, were 18.8% during the first six months of 1998.

Research and development expenses for the six months ended July 5, 1998 were $1.5 million compared to $1.0 million in the same period of 1997. The higher expense level was largely due to the absence, in 1998, of $0.4 million of expense absorption related to the sale of insert tooling to the automotive industry. The Company sold its automotive-related insert tooling business during 1996, but certain carry over work continued into 1997. As a percentage of net sales, research and development expenses were 3.8% in the 1998 period compared to 2.7% in the same period of 1997.

Interest expense was $0.9 million for the first six months of 1998, a decrease of $0.4 million compared to the same period in 1997. The decrease was due principally to the repayment of debt with $5.8 million in net proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Provision for income taxes of $1.1 million for the six months ended July 5, 1998 reflected an effective tax rate of 42.8% compared to a $1.0 million tax provision and a 45.2% rate in the same period of 1997.

Twelve months ended July 5, 1998
Compared to
Twelve months ended June 29, 1997
---------------------------------

Net sales for the twelve months ended July 5, 1998 were $82.5 million, a decrease of $0.8 million or 0.9%. Net domestic sales of highway delineation products decreased $6.4 million or 9.7% compared with the twelve months ended June 29, 1997. Net international sales increased $2.9 million or 27.5% and net domestic sales of optical film increased $2.6 million or 38.2% compared with the twelve months ended June 29, 1997.

Cost of goods sold for the twelve months ended July 5, 1998 totaled $54.3 million (65.8% of net sales) compared to $57.1 (68.6% of net sales) million in the comparable 1997 period. The corresponding 2.8% increase in gross margin is largely attributable to increased productivity in the Company's manufacturing processes, partly offset by competitive pricing primarily in the non-snowplowable markers product group.

Selling and administrative expenses for the twelve months ended July 5, 1998 totaled $14.4 million, a decrease of $0.3 million or 2.1% compared to the previous twelve month period.

Research and development expenses for the twelve months ended July 5, 1998 were $2.6 million compared to $2.4 million in the previous twelve month period. The higher expense level was largely due to a reduction in the expense absorption related to the sale of insert tooling to the automotive industry. The Company sold its automotive-related insert tooling business during 1996, but certain carry over work continued into 1997. As a percentage of net sales, research and development expenses were 3.1% for the twelve months ended July 5, 1998 compared to 2.9% for the previous twelve month period.

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

Interest expense for the twelve months ended July 5, 1998 was $1.9 million, compared to $2.5 million in the previous twelve month period. The decrease was the result of a lower level of debt primarily due to the repayment of debt with $5.8 million in net proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Liquidity and Capital Resources
-------------------------------

The Company finances working capital requirements and capital expenditures through internally generated funds, revolving borrowings and lease financing. During the six month period ended July 5, 1998, the Company increased borrowings under its long term credit facility by $6.2 million. The principal inflows and outflows of cash during the six months ended July 5, 1998 were as follows:

                                Cash Flow Summary
                          Six Months Ended July 5, 1998
                          -----------------------------

                                   ($millions)

         Cash inflows
         ------------

         Net borrowings under credit facility                  $6.2
                                                               ----

                  Total inflows                                 6.2
                                                               ----

         Cash outflows
         -------------

         Cash used in operating activities                     (1.4)

         Repurchase of outstanding Company stock               (0.5)
         Capital expenditures                                  (3.8)
         All other (net)                                       (0.3)
                                                               -----

                  Total outflows                               (6.0)
                                                               -----
         Net change in cash balance                           $ 0.2
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

The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during its first and second quarters. The Company used $1.4 million of cash in operating activities during the first six months of fiscal 1998, compared to $0.5 million used in operating activities during the same period of 1997. The $0.9 million decrease in cash flow from operating activities during the period resulted largely from increased working capital. The Company realized $10.8 million from operating activities in the twelve month period ended July 5, 1998, compared to $11.6 million from operating activities in the twelve months ended June 29, 1997. The $0.8 million decrease in cash flow from operating activities resulted largely from unfavorable net changes in working capital.

At July 5, 1998, the Company's outstanding borrowings under its credit agreement consisted of $14.8 million of term loans and $9.4 million of revolving loans. Under the terms of the agreement, $1.3 million of term loans will become due during the remainder of 1998, and an additional $2.5 million of term loans become due during 1999. At July 5, 1998, the additional amount available under the revolving portion of the Company's credit agreement, after consideration of all borrowing base limitations and outstanding loans, was $10.6 million.

The Company expects capital expenditures for additions and replacements to approximate $5.5 million in 1998 and $4.0 million in 1999, with funding to be provided principally from internally generated funds. Through July 5, 1998, the Company had spent $3.8 million on capital expenditures.

On May 1, 1998, the Company began leasing an additional 78,000 square feet of space in Niles, Illinois. These facilities will be principally used to expand the Company's manufacturing capacity.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In conjunction with the then pending sale of the Waukegan facility, the board of directors in July 1997 authorized an expansion of the stock buyback program by 500,000 shares, raising the total allowable purchases to 1,000,000 shares. Through July 5, 1998, the Company had purchased 604,850 shares of its common stock at an average price of $6.37 per share.

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


Adoption of new accounting standards
------------------------------------

As described in Note 4 to the Notes to Condensed Financial Statements, the Company is required to adopt the following new accounting standards:

      SFAS 131 - Disclosures  about  Segments  of an  Enterprise  and  Related
                 Information.

      SFAS 132 - Disclosures about Pensions and Other Postretirement benefits.

      SFAS 133 - Accounting for Derivative Instruments and Hedging Activities.

Year 2000 issues
----------------

In response to the Year 2000 problem, the Company is in the process of evaluating the Year 2000 compliance of its business systems. The Company believes that its primary business control system is Year 2000 compliant. In addition, the Company has initiated a program to communicate with its vendors, other service providers and customers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The inability of the Company or its material vendors, service providers or customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis could have a material adverse effect on the Company.

Forward Looking Statements
--------------------------

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing related to product demand, ability to meet short and long term debt requirements, expected cash flow from operations, projected capital spending levels and compliance with Year 2000 issues. The actual results or outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including;
(i) changes in economic conditions; (ii) pricing and other actions taken by competitors; (iii) government funding (or perceptions regarding such funding) of highway construction projects; (iv) the Company's ability to develop and protect its proprietary technology and to react to increased competition resulting from expiring patents and (v) the ability of the Company, its vendors and its customers to identify and remediate Year 2000 issues on a timely and cost effective basis.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks.

Not required.
                                       16

                           Part II - Other Information
                           ---------------------------

Item 6-Exhibits and Reports on Form 8-K

(A)   Exhibits

      27.1   Financial Data Schedule


(B)   Reports from Form 8-K

      The Company did not file any Current Reports on Form 8-K during the quarter ended July 5, 1998

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1998              STIMSONITE CORPORATION


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