Form 10-Q
period 1998-10-04
STIMSONITE CORP
filed 1998-11-13
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 4, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 30, 1998 was 8,346,377.

                                  STIMSONITE CORPORATION

                                           Index

                                                                       Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets                          3
           Condensed Consolidated Statements of Operations                4
           Consolidated Statements of Cash Flows                          5
           Notes to Condensed Consolidated Financial Statements         6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risks     17


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                18


Signatures                                                               19

                                  PART I - FINANCIAL INFORMATION

                 Item 1 - Condensed Consolidated Financial Statements.

                             STIMSONITE CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                                       10/4/98         12/31/97
                                                                     ------------    ------------
                                                                      (Unaudited)     (Audited)
ASSETS

Current assets
        Cash and cash equivalents                                           $748            $337
        Trade accounts receivable less allowance for
              doubtful accounts of $550 (1998)
              and $495 (1997)                                             25,704          14,864
        Inventories                                                       11,273          11,418
        Prepaid expenses and other                                         1,011           1,272
        Deferred tax assets                                                1,654           1,630
                                                                     ------------    ------------
                          Total current assets                            40,390          29,521

Property, plant and equipment, net                                        15,013          11,829
Intangible assets, net                                                     9,391          11,259
Deferred financing costs, net                                                206             251
Deferred tax assets and other                                              2,497           2,341
                                                                     ------------    ------------
                          Total assets                                   $67,497         $55,201
                                                                     ============    ============

LIABILITIES

Current liabilities:
        Accounts payable                                                  $7,982          $7,797
        Current maturities of long-term debt                               2,500           2,500
        Other accrued expenses                                             7,975           2,218
                                                                     ------------    ------------
                 Total current liabilities                                18,457          12,515

Accrued postretirement benefits                                              594             631

Long-term debt                                                            18,325          15,575
                                                                     ------------    ------------
                 Total liabilities                                        37,376          28,721

STOCKHOLDERS' EQUITY

Total stockholders' equity                                                30,121          26,480
                                                                     ------------    ------------
                 Total liabilities and stockholders' equity              $67,497         $55,201
                                                                     ============    ============

See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                 Quarter Ended                  Nine Months Ended            Twelve Months Ended
                                           ---------------------------   ----------------------------   ---------------------------
                                             10/4/98        9/28/97        10/4/98         9/28/97        10/4/98        9/28/97
                                           ------------   ------------   ------------    ------------   ------------   ------------

Net Sales                                      $28,043        $25,514        $67,332         $63,710        $84,985        $79,923
Cost of goods sold                              17,629         15,704         43,333          41,071         56,220         54,664

                                           ------------   ------------   ------------    ------------   ------------   ------------

Gross profit                                    10,414          9,810         23,999          22,639         28,765         25,259

Operating expenses:
   Selling and administrative                    3,861          3,439         11,044          10,397         14,831         14,201
   Research and development                        518            390          2,027           1,404          2,709          2,105
   Amortization of intangibles                     656            654          2,006           2,073          2,663          2,789
   Restructuring charge                            ---            ---            ---             ---            ---          4,000
                                           ------------   ------------   ------------    ------------   ------------   ------------
Total operating expenses                         5,035          4,483         15,077          13,874         20,203         23,095
                                           ------------   ------------   ------------    ------------   -------------  ------------
Operating income                                 5,379          5,327          8,922           8,765          8,562          2,164


Interest expense                                   470            620          1,359           1,863          1,798          2,469
                                           ------------   ------------   ------------    ------------   -------------  ------------

Income (loss) before provision for
   income taxes                                  4,909          4,707          7,563           6,902          6,764           (305)

Provision for income taxes                       2,041          1,966          3,178           2,959          2,693            130
                                           ------------   ------------   ------------    ------------   -------------  ------------

Net income (loss)                               $2,868         $2,741         $4,385          $3,943         $4,071          ($435)
                                           ============   ============   ============    ============   =============  ============

Comprehensive income:
   Foreign exchange translation                    (11)          (277)          (100)           (511)           147           (407)
                                           ------------   ------------   ------------    ------------   -------------  ------------
Comprehensive income (loss)                     $2,857         $2,464         $4,285          $3,432         $4,218          ($842)
                                           ============   ============   ============    ============   =============  ============

Earnings per common and common
equivalent share:

Net income (loss):
         Basic                                   $0.34          $0.32          $0.52           $0.46          $0.48         ($0.05)
         Diluted                                 $0.34          $0.32          $0.52           $0.45          $0.48         ($0.05)


Weighted average number of shares and
share equivalents outstanding :
         Basic                               8,364,310      8,549,202      8,371,305       8,580,907      8,406,381      8,625,306
         Diluted                             8,511,844      8,666,125      8,510,079       8,694,073      8,537,272      8,625,306


See Accompanying Notes

                     STIMSONITE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                   Nine Months Ended              Twelve Months Ended
                                                                ----------------------------   ---------------------------

                                                                   10/4/98         9/28/97         10/4/98        9/28/97
                                                                   -------         -------         -------        -------




Net cash provided by operating activities:                          $3,867          $3,068         $12,495        $14,010

Cash flows from investing activities:
        Purchase of property, plant and equipment                   (6,056)         (1,734)         (6,866)        (2,642)
        Sale of property, plant and equipment                          751           5,802             699          5,802
        Investment in joint venture partnership                         -               -               -              25
                                                                ------------    ------------   -------------   -----------

         Net cash (used in) provided by investing activities        (5,305)          4,068          (6,167)         3,185

Cash flows from financing activities:
       Proceeds from the issuance of common stock,
         net of offering expenses                                        8              31               8            278
       Payments to reacquire common stock                             (649)         (1,226)         (1,009)        (1,847)
       Principal payments under capital lease obligations             (160)           (210)           (198)          (244)
       Proceeds from long-term debt                                  7,400           6,375           6,050          2,475
       Payments on long-term debt                                   (4,650)        (11,600)        (10,800)       (17,508)
       Financing fees paid in connection with debt refinancing          -               -               -            (107)
                                                                ------------    ------------   -------------   -----------

       Net cash provided by (used in) financing activities           1,949          (6,630)         (5,949)       (16,953)

       Effect of exchange rate changes on cash                        (100)           (511)            147           (407)
                                                                ------------    ------------   -------------   -----------

       Net increase (decrease) in cash and cash equivalents            411              (5)            526           (165)

       Cash and cash equivalents, beginning of period                  337             227             222            387
                                                                ------------    ------------   -------------   -----------

       Cash and cash equivalents, end of period                       $748            $222            $748           $222
                                                                ============    ============   =============   ===========



Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                      $1,349          $1,607          $1,985         $2,547

      Cash paid during the period for income taxes                    $979             $39          $1,881         $1,780

      Capital lease for property, plant & equipment                   $469             597            $469           $597




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

The Company's business is seasonal and, accordingly, comparative twelve month trailing information is provided. The financial information included herein at October 4, 1998 and for the periods ended October 4, 1998 and September 28, 1997 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal and recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for these periods. The information in the condensed consolidated balance sheet at December 31, 1997 was derived from the Company's consolidated financial statements included in the 1997 Form 10-K.

The results for the quarter ended October 4, 1998 are not necessarily indicative of results that can be expected for the full year ending December 31, 1998.


Note 2 - Inventories

Inventories consist of the following:

                                  October 4,                December 31,
                                    1998                       1997
                                 -----------                ------------
($000)                           (Unaudited)
Raw materials                        $4,804                    $5,323
Work in process                       1,023                     1,455
Finished goods                        5,446                     4,640
                                   ---------                 ---------
                                    $11,273                   $11,418
                                   =========                 =========

Note 3 - Earnings Per Share

The computation of basic and diluted EPS, as prescribed by SFAS 128, is presented below:

                                                                    Weighted
                                                   Net Income     Average Shares    Per Share
                                                  (Numerator)     (Denominator)      Amounts
                                                  -----------     -------------      -------
Quarter ended October 4, 1998
-----------------------------

Basic EPS
---------
Income (loss) available to common stockholders      $2,868,000         8,364,310        $0.34

Effect of dilutive options                                               147,534
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                            $2,868,000         8,511,844        $0.34

----------------------------------------------------------------------------------------------
Quarter ended September 28, 1997
--------------------------------

Basic EPS
---------
Income (loss) available to common stockholders      $2,741,000         8,549,202        $0.32

Effect of dilutive options                                               116,923
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                            $2,741,000         8,666,125        $0.32

----------------------------------------------------------------------------------------------
Nine months ended October 4, 1998
---------------------------------

Basic EPS
---------
Income available to common stockholders             $4,385,000         8,371,305        $0.52

Effect of dilutive options                                               138,774
                                                                 ----------------

Diluted EPS
-----------
Income available to common stockholders
plus assumed conversions                            $4,385,000         8,510,079        $0.52

----------------------------------------------------------------------------------------------
Nine months ended September 28, 1997
------------------------------------

Basic EPS
---------
Income (loss) available to common stockholders      $3,943,000         8,580,907        $0.46

Effect of dilutive options                                               113,166
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                            $3,943,000         8,694,073        $0.45

----------------------------------------------------------------------------------------------
Twelve months ended October 4, 1998
-----------------------------------

Basic EPS
---------
Income available to common stockholders             $4,071,000         8,406,381        $0.48

Effect of dilutive options                                               130,891
                                                                 ----------------

Diluted EPS
-----------
Income available to common stockholders
plus assumed conversions                            $4,071,000         8,537,272        $0.48

----------------------------------------------------------------------------------------------
Twelve months ended September 28, 1997
--------------------------------------

Basic EPS
---------
Income (loss) available to common stockholders       ($435,000)        8,625,306       ($0.05)

Effect of dilutive options                                                     0
                                                                 ----------------

Diluted EPS
-----------
Income (loss) available to common stockholders
plus assumed conversions                             ($435,000)        8,625,306       ($0.05)

----------------------------------------------------------------------------------------------

Note 4  -  Impact of New Accounting Standards

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

The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). This statement, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company does not believe that the implementation of SFAS No. 132 will have a material impact on its financial reporting.

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement, effective for fiscal years beginning after June 15, 1999, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe that the implementation of SFAS No. 133 will have a material impact on its financial reporting.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The  following  is a  discussion  and  analysis  of the  consolidated  financial condition and results of operations of the Company for the nine months and twelve months ended October 4, 1998 and September 28, 1997. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1997 Form 10-K.

The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist and pedestrian guidance are important.

Seasonality and Quarterly Results
---------------------------------

The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 12.7% and 13.2% of net sales in the third quarters of 1998 and 1997, respectively, 14.9% and 14.0% of net sales in the first nine months of 1998 and 1997, respectively. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is affected by weather anomalies.

The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects. Earlier this year, the U.S. Congress approved a new federal highway spending bill. The Company expects that the new federal highway bill will increase the number of new highway construction projects, which, over an extended period of time, may benefit the sale of the Company's products.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.




Table.                         Percentage of      Inc (Dec)      Percentage of      Inc (Dec)        Percentage of       Inc (Dec)
                                 Net Sales       % Change          Net Sales       % Change            Net Sales        % Change
                               Quarter Ended       from          Nine Months         from         Twelve Months Ended     from
                           10/4/98   9/28/97    Prior Period   10/4/98  9/28/97   Prior Period     10/4/98   9/28/97   Prior Period
                           -------   -------    ------------   -------  -------   ------------     -------   -------   ------------


Net sales                    100.0%    100.0%       9.9%        100.0%    100.0%       5.7%          100.0%    100.0%        6.3%

Cost of goods sold            62.9      61.6       12.3          64.4      64.5        5.5            66.2      68.4         2.8

Gross profit                  37.1      38.4        6.2          35.6      35.5        6.0            33.8      31.6        13.9

Selling and                   13.8      13.5       12.3          16.4      16.3        6.2            17.5      17.8         4.4
administrative

Research and                   1.8       1.5       32.8           3.0       2.2       44.4             3.2       2.6        28.7
development

Amortization of                2.3       2.6        0.3           3.0       3.3       (3.2)            3.1       3.5        (4.5)
intangibles

Restructuring charge           --        --         --            --        --          --             --        5.0         n.a.

Operating income              19.2      20.9        1.0          13.3      13.8        1.8            10.1       2.7       295.7

Interest expense               1.7       2.4      (24.2)          2.0       2.9      (27.1)            2.1       3.1       (27.2)

Income (loss) before provision
  for income taxes and
  extraordinary item          17.5      18.4        4.3          11.2      10.8        9.6             8.0      (0.4)        n.a.


Net income (loss)             10.2      10.7        4.6           6.5       6.2       11.2             4.8      (0.5)        n.a.



Quarter ended October 4, 1998
Compared to
Quarter ended September 28, 1997
--------------------------------

Net sales of $28.0 million for the quarter ended October 4, 1998 increased $2.5 million or 9.9% from the comparable fiscal 1997 quarter. Net domestic sales of highway delineation products increased 6.5% compared with the third quarter of 1997, and domestic sales of optical film products and international sales increased by 52.7% and 6.3%, respectively. The 52.7% increase in domestic sales of optical film reflected a continued acceptance of the Company's improved products introduced in the fourth quarter of 1996.

Cost of goods sold for the third quarter of 1998 totaled $17.6 million compared to $15.7 million for the 1997 period. As a percentage of net sales, cost of goods sold increased from 61.6% in the third quarter of 1997 to 62.9% in 1998. The related 1.3% decrease in gross margin reflected an unfavorable mix of product sales partially offset by successful manufacturing cost reduction programs.

Selling and administrative expenses for the third quarter of 1998 were $3.9 million compared to $3.4 million in the third quarter of 1997. As a percentage of net sales, selling and administrative expenses were 13.8% in 1998 and 13.5% in the 1997 period.

Research and development expenses for the third quarter of 1998 were $0.5 million compared to $0.4 million in the third quarter of 1997.

Interest expense was $0.5 million in the third quarter of 1998, a decrease of $0.1 million compared to the same period in 1997. The decrease was the result of a lower level of debt primarily due to the repayment of debt with $5.8 million in net proceeds from the sale of the Company's Waukegan, Illiois property on August 1, 1997.

Provision for income taxes of $2.0 million in the third quarter of 1998 reflected an effective tax rate of 41.6% compared to a $2.0 million tax provision and a 41.8% rate in the third quarter of 1997.

Nine months ended  October 4, 1998
Compared to
Nine months ended  September 28, 1997
-------------------------------------

Net sales of $67.3 million for the nine months ended October 4, 1998 increased $3.6 million or 5.7% from the comparable fiscal 1997 period. Net domestic sales of highway delineation products decreased 0.3% compared with the same period in 1997, but was offset by strong domestic sales of optical film products (a 44.4% increase compared to 1997) and international sales (a 12.6% increase compared to
1997). 1998 results were further enhanced by changes in the Company's fiscal quarters which resulted in six more calendar days in 1998 than in 1997.

Cost of goods sold for the first nine months of 1998 totaled $43.3 million compared to $41.1 million for the 1997 period. As a percentage of net sales, cost of goods sold decreased from 64.5% in the 1997 period to 64.4% in 1998. The positive effects achieved by the Company's aggressive manufacturing cost reduction programs were largely negated by an unfavorable mix of product sales.

Selling and administrative expenses for the nine months ended October 4, 1998 were $11.0 million compared to $10.4 million in the same period of 1997. As a percentage of net sales, selling and administrative expenses were 16.4% and 16.3% in the 1998 and 1997 period, respectively. Included in the nine months ended October 4, 1998, as an offset to selling and administrative expense, is a $0.2 million gain on involuntary conversion, resulting from the recording of certain insurance proceeds and related loss of property at one of the Company's production facilities earlier this year. Excluding the $0.2 million gain, selling and administrative expenses, as a percentage of net sales, were 16.6% during the first nine months of 1998.

Research and development expenses for the nine months ended October 4, 1998 were $2.0 million compared to $1.4 million in the same period of 1997. The higher expense level was in part due to the absence, in 1998, of $0.3 million of expense absorption related to the sale of insert tooling to the automotive industry. The Company sold its automotive-related insert tooling business during 1996, but certain carry over work continued into 1997. As a percentage of net sales, research and development expenses were 3.0% in the 1998 period compared to 2.2% in the same period of 1997.

Interest expense was $1.4 million for the first nine months of 1998, a decrease of $0.5 million compared to the same period in 1997. The decrease was the result of a lower level of debt primarily due to the repayment of debt with $5.8 million in net proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Provision for income taxes of $3.2 million for the nine months ended October 4, 1998 reflected an effective tax rate of 42.0% compared to a $3.0 million tax provision and a 42.9% rate in the same period of 1997.

Twelve months ended October 4, 1998
Compared to
Twelve months ended September 28, 1997
--------------------------------------

Net sales for the twelve months ended October 4, 1998 were $85.0 million, an increase of $5.1 million or 6.3% compared to 1997. Net domestic sales of highway delineation products decreased $0.5 million or 0.8% compared with the twelve months ended September 28, 1997. Net international sales increased $2.2 million or 18.8% and net domestic sales of optical film increased $3.3 million or 47.3% compared with the twelve months ended September 28, 1997.

Cost of goods sold for the twelve months ended October 4, 1998 totaled $56.2 million (66.2% of net sales) compared to $54.7 million (68.4% of net sales) in the comparable 1997 period. The corresponding 2.2% increase in gross margin is largely attributable to increased productivity in the Company's manufacturing processes, partly offset by an unfavorable mix of product sales and competitive pricing primarily in the non-snowplowable markers product group.

Selling and administrative expenses for the twelve months ended October 4, 1998 totaled $14.8 million, an increase of $0.6 million or 4.4% compared to the previous twelve month period. As a percentage of net sales, selling and administrative expenses were 17.5% in 1998 and 17.8% in 1997.

Research and development expenses for the twelve months ended October 4, 1998 were $2.7 million (3.2% of net sales) compared to $2.8 million (2.6% of net sales) in the previous twelve month period.

The Company incurred a $4.0 million restructuring charge in the fourth quarter of 1996 relating principally to the planned sale of certain land and a building under construction in Waukegan, Illinois. The restructuring charge is described in detail in the 1997 Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 - Restructuring Charge."

Interest expense for the twelve months ended October 4, 1998 was $1.8 million, compared to $2.5 million in the previous twelve month period. The decrease was the result of a lower level of debt primarily due to the repayment of debt with $5.8 million in net proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Liquidity and Capital Resources
-------------------------------

The Company finances working capital requirements and capital expenditures through internally generated funds, revolving borrowings and lease financing. During the nine month period ended October 4, 1998, the Company increased borrowings under its long term credit facility by $2.8 million. The principal inflows and outflows of cash during the nine months ended October 4, 1998 were as follows:

                                Cash Flow Summary
                        Nine Months Ended October 4, 1998
                        ---------------------------------

                                   ($millions)

         Cash inflows
         ------------

         Net cash provided by operating activities              $3.9
         Net borrowings under credit facility                    2.8
                                                                -----

                  Total inflows                                  6.7
                                                                -----

         Cash outflows
         -------------

         Repurchase of outstanding Company stock                (0.6)
         Capital expenditures                                   (5.3)
         All other (net)                                        (0.4)
                                                                -----

                  Total outflows                                (6.3)
                                                                -----

         Net change in cash balance                            $ 0.4
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

The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during its first and second quarters. During the third and fourth quarters, the Company normally reduces its borrowings using funds generated by normal operating activities. During the first nine months of fiscal 1998, operating activities provided the Company with $3.9 million in cash, compared to $3.1 million provided during the same period of 1997. The $0.8 million increase in cash flow from operating activities during the period was the result of an increase in net earnings ($0.4 million) and a decrease in working capital ($0.4 million). The Company realized $12.5 million from operating activities in the twelve month period ended October 4, 1998, compared to $14.0 million from operating activities in the twelve months ended September 28, 1997. The $1.5 million decrease in cash flow from operating activities resulted largely from unfavorable net changes in working capital.

At October 4, 1998, the Company's outstanding borrowings under its credit agreement consisted of $14.2 million of term loans and $6.6 million of revolving loans. Under the terms of the agreement, $0.6 million of term loans will become due during the remainder of 1998, and an additional $2.5 million of term loans become due during 1999. At October 4, 1998, the additional amount available under the revolving portion of the Company's credit agreement, after consideration of all borrowing base limitations and outstanding loans, was $13.4 million.

The Company expects capital expenditures for additions and replacements to approximate $6.5 million in 1998 and $4.0 million in 1999, with funding to be provided principally from internally generated funds. Through October 4, 1998, the Company had spent $5.3 million on capital expenditures.

On May 1, 1998, the Company began leasing an additional 78,000 square feet of space in Niles, Illinois. These facilities will be principally used to expand the Company's manufacturing capacity. The lease extends until April 30, 2008, with an option to terminate the lease as of April 30, 2004. The Company also has an option to purchase the building at a fixed price in 2004 or 2008.

In October 1995, the board of directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In conjunction with the then pending sale of the Waukegan facility, the board of directors in July 1997 authorized an expansion of the stock buyback program by 500,000 shares, raising the total allowable purchases to 1,000,000 shares. Through October 4, 1998, the Company had purchased 632,000 shares of its common stock at an average price of $6.33 per share.

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

Adoption of new accounting standards
------------------------------------

As described in Note 4 to the Notes to Condensed Financial Statements, the Company is required to adopt the following new accounting standards:

o SFAS 131 -Disclosures about Segments of an Enterprise and Related Information.

o SFAS 132 -Disclosures about Pensions and Other Postretirement benefits.

o SFAS 133 -Accounting for Derivative Instruments and Hedging Activities.

Year 2000 issues
----------------

Some computers, software, and other equipment include programming code in which calendar year data are abbreviated to two digits. As a result, some of these systems could fail to operate, or fail to produce correct results, if dates are not correctly interpreted. These problems are commonly referred to as the "Year 2000 Problem".

Since 1997, the Company has been working to identify and address the Year 2000 issues. The evaluation phase of the Company's Year 2000 readiness project is intended to determine the readiness of internal systems and equipment as well as third parties. The remediation phase includes (i) reprogramming of software,
(ii) replacing computer software, hardware and operating equipment, (iii) testing specific modifications and (iv) idenitifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems that were modified. As of November 10, 1998, the Company estimates that the internal evaluation phase is substantially complete, but the assessment of third parties described above has not yet begun. The Company has not yet completed the remediation or testing phases, but each of the Company's Year 2000 readiness project is expected to be completed by the end of the fourth quarter of 1999.

The related costs of compliance have not yet been determined. However, preliminary estimates, which include costs attributable to the accelerated purchase of replacement hardware and software, approximate $500,000, of which $400,000 has been incurred through the end of the third quarter in addressing Year 2000 issues. While the estimated cost of these efforts are not expect to be material to the Company's financial position or any year's results of operations, there can be no assurance as to this effect.

The Company believes that in the most likely worst case scenario, internal remediation and testing of information technology and non-information technology systems will be completed as indicated above and will have minimal unfavorable impact on the Company's financial condition and results of operations. If any or all of these efforts are delayed, however, there could be disruption of the financial and operating systems at one or more of the Company's business units. Additionally, as discussed above, the Company has not begun its assessment of the third parties' readiness. The Company currently expects that certain external parties providing materials and services to the Company will be reluctant to disclose fully certain information about their readiness. Accordingly, the Company cannot be assured that there will be no disruption of operations because of vendors and service providers who are not fully Year 2000 compliant.

The company has not yet completed its contingency planning with respect to Year 2000 issues. The Company intends to complete its contingency planning by the end of the third quarter of 1999 as part of the remediation and testing phases described above.

Forward Looking Statements
--------------------------

This Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing related to product demand, the effect of the federal appropriation bill, the ability to meet short and long term debt requirements, expected cash flow from operations, projected capital spending levels and compliance with Year 2000 issues. The actual results or outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including; (i) changes in economic conditions; (ii) pricing and other actions taken by competitors; (iii)
government funding (or perceptions regarding such funding) of highway construction projects; (iv) the Company's ability to develop and protect its proprietary technology and to react to increased competition resulting from expiring patents and (v) the ability of the Company, its vendors and its customers to identify and remediate Year 2000 issues on a timely and cost effective basis.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks.

Not required.

                           Part II - Other Information
                           ---------------------------






Item 6 - Exhibits and Reports on Form 8-K

(A)     Exhibits


         27.1     Financial Data Schedule


(B)      Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the quarter ended October 4, 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998           STIMSONITE CORPORATION


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