Form 10-K
period 1998-12-31
STIMSONITE CORP
filed 1999-03-26
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

             6565 West Howard Street
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock, $.01 par value held by nonaffiliates of the registrant as of March 1, 1999 was $37,323,785.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 1, 1999 was 8,343,877.

                      Documents Incorporated by Reference:
Proxy Statement (to be filed) accompanying the notice of the annual meeting of Stimsonite Corporation's stockholders to be held on May 19, 1999 (Part III).

                             STIMSONITE CORPORATION

                          Form 10-K Annual Report--1998

                                Table of Contents




PART I                                                                  Page
    Item 1.      Business.........................................        1
    Item 2.      Properties.......................................        9
    Item 3.      Legal Proceedings................................       10
    Item 4.      Submission of Matters to a Vote of Security Holders     10
    Item 4A.     Executive Officers of the Registrant.............       10

PART II
    Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters..................                   12
    Item 6.      Selected Financial Data..........................       12
    Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............      13
    Item 7A      Quantitative and Qualitative Disclosures About
                  Market Risk.............................               21
    Item 8.      Financial Statements and Supplementary Data......       22
    Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..............       41

PART III
    Item 10.     Directors and Executive Officers of the Registrant      42
    Item 11.     Executive Compensation............................      42
    Item 12.     Security Ownership of Certain Beneficial Owners and
                 Management.......................              ..       42
    Item 13.     Certain Relationships and Related Transactions...       42

PART IV
    Item 14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K........................                     43

Signatures........................................................       47

                                     PART I

ITEM 1--BUSINESS

The Company

         Stimsonite Corporation ("Stimsonite" or the "Company") is one of the nation's leading manufacturers and marketers of reflective highway safety products. The Company makes a range of high performance products, which are designed to offer enhanced visual guidance to vehicle operators and pedestrians in a variety of driving conditions. The Company operates in one business segment. The Company's products, which are all designed and manufactured to promote highway safety, are sold primarily by a single sales force to similar customers in the highway construction business. These products include highway delineation products (such as raised reflective pavement markers, thermoplastic pavement marking materials and related application equipment, construction work zone markers and roadside and other delineators) and optical film products (such as high performance reflective sheeting used in the construction of highway signs and Protected Legend(TM) pre-printed sign faces, reflective truck markings and precision embossed film, which is used in internally illuminated airport runway signs and a variety of other products that require optical grade film).

         Stimsonite was organized in July 1990 as a Delaware corporation and acquired substantially all of the assets of the Stimsonite Division of Amerace Corporation ("Amerace") in August 1990. In May 1995, the Company acquired substantially all of the assets of Pave-Mark Corporation ("Pave-Mark"), a manufacturer and marketer of thermoplastic pavement marking materials and related application equipment used primarily for highway marking.

Products

         The Company is one of the nation's leading manufacturers and suppliers of reflective highway delineation products, all of which are sold in the Company's single business segment. Reflective highway delineation devices are installed on or near roadways to offer visual guidance in a variety of driving conditions, such as night, fog and other inclement conditions. These devices can be mounted horizontally on road surfaces, ramps and bridges to demarcate traffic lanes and roadway surfaces, vertically on obstructions (such as construction work zone barriers, bridge abutments and guard rails), within or near the roadway to alert drivers that such obstructions exist, or mounted on posts to outline the edge of the roadway and guide motorists through critical locations and turns. Within this product line, the Company offers different families of products to its customers designed specifically for use in a variety of traffic, road and weather conditions.

         The Company's highway delineation products are marketed, to highway contractors and state and local highway departments and traffic engineers to address a number of delineation problems presented by different traffic and road conditions. The Company's sales of highway delineation products totaled $72.8 million, $72.2 million and $75.5 million in 1998, 1997 and 1996, respectively.

         Several of the Company's highway delineation products and its manufacturing processes are patent protected which, together with its extensive industry experience, the Company believes provide a competitive advantage to the Company. The Company was the first to introduce successfully in the U.S. cube-corner delineation devices, sign legends for interstate highway signs and raised reflective pavement markers. The Company has also continuously introduced new and upgraded markers, including the first commercially successful snowplowable marker and the first glass-faced marker. Over the past several years, the Company has introduced new improvements and designs to increase product durability, extend the product's effective life on the highway and enhance reflectivity. These innovations have enabled the Company to maintain its position as a recognized market leader in highway delineation products. See "Patents and Proprietary Rights".

         The Company's products, including its delineation devices, require replacement over time. While highway marker life is dependent upon the type and intensity of highway traffic activity, markers used in temperate climates require replacement on average every three to four years. Snowplowable markers, which are set in a protective metal casting designed to last the life of the road (generally seven years), generally require that the reflective element be replaced every two to three years. Thermoplastic markings generally need to be replaced every three to five years, and other delineators can last as long as ten years.

         Raised Reflective Pavement Markers. The Company's raised reflective pavement markers are available in several variations and designs for use in a variety of climatic conditions, forming a complete system for delineating lane lines, center and edge lines, turns, curb dividers and other roadway features. These products incorporate a variety of innovative designs that offer significant performance and cost benefits over other raised reflective pavement markers. These features sustain the higher reflectivity of the Company's products resulting in lower maintenance costs and improved cost/benefit ratios for customers. Markers are available in glass-faced, abrasion resistant models featuring longer life and superior reflectivity. These models incorporate an abrasion-resistant glass face on the reflex lens which minimizes damage to the lens caused by the presence of grit, sand and road particles that scar, cloud and ultimately dim the signal of conventional markers. The Company is the leading manufacturer of glass-faced raised reflective pavement markers.

         Historically, snowplow blades were a major cause of damage to raised reflective pavement markers, which inhibited their use in certain areas. This led to the Company's development of a "snowplowable" marker. The Company's snowplowable marker consists of a replaceable reflector assembly protected by a specially hardened metal casting. The casting is firmly embedded in the pavement by an adhesive. The casting is designed with ramps which effectively permit a traveling snowplow blade to ride up and over the reflector which is protected by the casting, without damage to the reflector unit, casting or snowplow blade. Snowplowable models offer Stimsonite's high brightness, cube-corner reflectors and abrasion-resistant glass faces, and come in various versions adaptable to areas where frequent high speed plowing or unusual traffic conditions are encountered.

         Thermoplastic Material for Highway Striping. The Company manufactures and markets a line of thermoplastic material and related application equipment primarily for highway striping. These products offer long-life and, unlike most highway striping, do not result in the emission of volatile organic compounds
(VOCs) upon application. These characteristics are in high demand by the Company's customers. Environmentally safe upon application and durable, thermoplastic material meets most federal, state and local specifications for pavement markings. The material is easy to apply and, over its life-cycle, is one of the most cost-effective marking systems.

         The Company makes two types of thermoplastic material, alkyd and hydrocarbon. Alkyd thermoplastic, a maleic-modified glycerol ester resin, is composed of a homogeneous blend of high quality, agriculturally-based resins, pigment, filler and glass reflectorizing spheres which are resistant to the effects of oil and grease. Hydrocarbon thermoplastic is primarily composed of petroleum-based resins, pigments, fillers and glass spheres.

         The Company also makes and sells a line of heat-fused preformed thermoplastic pavement markings known as HotTape(R). This product is designed to be applied with the use of a propane torch. HotTape(R) can be applied quickly without use of extensive crews and equipment, resulting in a quicker return to a normal traffic flow.

         In conjunction with these products, the Company produces and markets a broad line of thermoplastic application equipment. This equipment is designed to deliver a combination of outstanding performance and ease of installation.

         Construction Work Zone Delineation Products. The Company manufactures and markets a Construction Work Zone or "CWZ" system as a coordinated grouping of a number of work zone products, including raised reflective pavement markers, delineators and sheeting for use in lane marking and identification of other work zone hazards. The CWZ system's raised reflective pavement markers provide positive day and night guidance through construction zones, and incorporate design features which enable this product to perform better and, in particular, to adhere better to pavement surfaces than competitive products. The CWZ system also offers regular and fluorescent orange construction zone sheeting, pre-striped barricade reflective sheeting panels, a barricade light lens and flexible roll up reflective sign material.

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

     Optical Film

     The Company's worldwide sales of optical film products totaled $14.6 million, $9.2 million and $7.2 million in 1998, 1997 and 1996, respectively.

         Highway Signing Material. The Company manufactures and sells a line of high performance reflective sheeting for a variety of highway and specialty uses, principally for use in highway traffic signs and construction work zone products. The Company's high performance sheeting is a thin, acrylic material which incorporates microscopic cube-corner prisms to achieve its retro-reflective properties. This patented product provides improved day and night visibility at greater distances than competitive sheeting products that employ glass bead technology. Stimsonite also employs a patented production process for manufacturing its high performance reflective sheeting, which involves the continuous formation of precision optical patterns in thin film.

         The Company manufactures its reflective sheeting products using complex patented processes and production equipment. In this process, a microscopic cube-corner pattern is formed in thin film. This material is further processed to create different sheeting constructions and impart different reflective or diffusing properties necessary for the performance of the Company's different sheeting products. Stimsonite's high performance reflective sheeting meets federal government and industry specifications for retro-reflective sheeting.

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

         Non-Highway Applications. The Company also manufactures precision embossed film that has non-highway applications in areas where optical properties are important to product performance. For example, Stimsonite's translucent reflective sheeting is used to diffuse background lighting and also offers reflective performance in the event of light source or power failure. Applications include internally illuminated airport taxiway and runway signs, and internally illuminated highway signs. The Company's diffusing film is used to diffuse and disperse transmitted light for maximum efficiency and brightness. Diffusing film is used to enhance the visibility of low voltage signs, including exit signs and signs using long-life, low power elements such as light-emitting diodes. Stimsonite is also marketing specialized film products for use as reflective conspicuity markings for large truck trailers. Federal regulations require conspicuity markings on large truck trailers manufactured after December 1, 1993. Additionally, the Company manufactures and markets flexible vinyl sheeting, which is used in safety vests and similar clothing products where the reflective material makes the wearer more visible.

Product Development and New Products

         Working with its customers, the Company focuses most of its product development efforts on highway traffic and safety problems that present niche product opportunities. The Company's product engineers and manufacturing personnel also actively work to develop new and innovative production methods to increase efficiencies, lower production costs and improve product quality.

         The Company continues to investigate new product applications for its highway delineation products, reflective sheeting and precision embossed film material. The Company's expenditures on product research and development were $2.7 million, $2.1 million and $2.8 million in 1998, 1997 and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents and Proprietary Rights

         The Company has 24 issued U.S. patents, which cover many of the Company's current products and existing processes, and has eight U.S. patent applications currently pending (with certain corresponding foreign patents and patent applications pending). Stimsonite's patents cover various design aspects of its products as well as the processes used in their manufacture. The Company believes that its patents and proprietary production methods, coupled with its extensive industry experience, provide a key competitive advantage.

         The Company has one U.S. patent, expiring in July 1999, covering the use of glass as an abrasion resistant coating, and its application to the raised reflective pavement marker face. The Company has obtained several patents covering various aspects of its snowplowable markers. Of these, four patents, which cover certain design, placement and methods, expired between April 1996 and April 1997. As a result, certain entities have introduced snowplowable markers to compete with the Company's snowplowable markers. Additionally, the Company granted a non-exclusive license to one entity enabling the licensee to use certain technology in its snowplowable marker product. While the Company has applied for and expects to receive additional patents relating to new or improved product designs, there can be no assurance that these patents will issue, or if issued, that these patents will be effective in protecting the Company from competitors.

         The Company has obtained 11 U.S. patents (with certain corresponding foreign patents) and has several patent applications pending covering Stimsonite's reflective sheeting processes, manufacturing equipment and products. These patents expire between 2001 and 2012. The Company also has patent applications pending on other reflective sheeting and precision embossed film products.

         The Company is continuing to develop new, potentially patentable products, product enhancements, product designs and manufacturing improvements. The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although the Company is the owner of numerous patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, or the likelihood that pending patent applications will be issued. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop around the patented aspects of any of the Company's products or proposed products, or otherwise obtain access to the Company's proprietary technology. As basic patents in the highway delineation product line have expired, various competitors or prospective competitors have sought to introduce competitive products. The Company believes that its proprietary manufacturing know-how will enable it to maintain significant market shares for these products and allow it to continue to offer cost-effective products.

         The Company has registered Stimsonite(R) as a trademark in the U.S. and in approximately 25 other countries. The Company believes that the highway safety industry associates the trade name Stimsonite with the industry leader in reflective highway safety products.

Foreign Operations

         The Company has U.K., Hong Kong, Australian and Brazilian subsidiaries (Stimsonite Europa Limited, Stimsonite Hong Kong Limited, Stimsonite Australia Pty Limited and

Stimsonite do Brasil, respectively) which act principally as the Company's sales and marketing arms in these and other countries.

         In Brazil, the Company has entered into a joint venture agreement with one of its distributors. The Company owns 70% of the Brazilian joint venture.

         There are significant challenges to conducting business in foreign countries, including, among other factors, regulatory compliance and approvals, local acceptance of the Company's products, adaptation and design of products to meet local requirements and criteria, and fluctuations in foreign exchange rates. For sales and selected financial information by geographical area, see
Note 15 of Notes to Consolidated Financial Statements.

Sales and Marketing

         The  Company  sells  its  products   through  an  extensive  sales  and
distribution network that markets the Company's full product line.

         The  Company's   marketing  strategy  is  developed  by  the  Company's
management and is implemented in the U.S. by Stimsonite's national sales managers and regional and district sales managers. The regional managers work closely with customers and coordinate a distribution network that includes manufacturers' representatives and approximately 50 distributors. The Company believes that this network and the Company's relationships with key distributors are competitive strengths in Stimsonite's business.

         The Company markets its products to highway contractors and government agencies for projects in all 50 states. Stimsonite sells its products principally to highway contractors, sign fabricators, state departments of transportation, and county and city road and highway departments. Such sales may be to any of the established channels of distribution or by direct sales depending on the size of the purchase, competitive pressures in a particular market and other factors. Road and highway pavement marking and signing requirements are established by each government entity. The Company's sales force works closely with traffic engineers to demonstrate the quality and effectiveness of Stimsonite's products and the control and safety advantages of increased markers, markings and signing use.

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

         The Company's international sales and marketing is implemented by a combination of local sales office staffs, commissioned regional managers and sales agents. Stimsonite also has approximately 40 agents situated throughout the international markets that employ collectively over 150 sales persons.

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

         The Company believes that it has a substantial U.S. market share in its highway delineation product line due to its patented and proprietary technology and its experience in its markets. The Company competes in the U.S. market for raised reflective pavement markers with two principal competitors, Ray-O-Lite, a division of Pac-Tec Inc., and Hallen Products, Ltd. ("Hallen"). While Ray-O-Lite competes through a network of distributors, the Company emphasizes direct sales. In January 1999, the Company granted Hallen a non-exclusive license to use certain of the Company's patented technology in Hallen's snowplowable markers. The Company has three significant competitors in the U.S. market for thermoplastic material, Cataphote Inc., a subsidiary of Sovitec Cataphote Inc., Ennis Paint and Swarco America, Inc. a subsidiary of Swarco Holding AG. In situations where sealed bids are required by government agencies, the Company competes on price. In other situations, the Company primarily emphasizes product quality, performance and service in addition to price. The Company competes with a number of other regional companies in the international highway delineation market for raised reflective pavement markers.

         The Company believes it holds a substantial market share outside the USA for raised reflective pavement markers. The Company does have substantial competition from local manufacturers of markings products, due to the significant freight costs associated with shipping thermoplastic material internationally.

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

Raw Materials

         The principal raw materials used by the Company to manufacture its products are acrylic, resins, glass beads, sand, calcium carbonate, titanium dioxide and cast iron. The Company obtains the raw materials it uses to manufacture its products from commercial sources. Although the Company's practice is to seek cost savings and enhance quality by purchasing from a limited number of suppliers, substantially all of the raw materials needed to manufacture the Company's products are readily available from alternate sources of supply.
                                       7

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

Customers

         Stimsonite sells its products in the U.S. principally to highway contractors, sign fabricators, distributors, state departments of transportation, and county and city road and highway departments. A significant portion of the Company's U.S. sales is effected through fixed price contracts awarded by competitive bids submitted to state and local agencies. The terms and conditions of such sales and the contract procurement process are subject to extensive regulation by various federal, state and local authorities in the U.S. and by governmental authorities of other countries. Substantially all of these contracts involve product shipment within one year of receipt of the order and are not subject to re-negotiation of profits. The Company sells its products outside of the U.S. primarily to independent sales agents and distributors who resell to local governmental authorities and their contractors. Highway delineation and sign products may not be used on most highways unless they meet state and local specifications, which frequently incorporate relevant industry and federal standards and testing guidelines.

Employees

         As of March 1, 1999, the Company had approximately 335 full-time employees, of which approximately 180 were hourly employees and 155 were salaried employees. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement.
                                       8

ITEM 2--PROPERTIES

         The Company maintains its corporate headquarters and manufacturing, administrative, sales and product development facilities in Niles, Illinois. The Company also manufactures products in facilities located in Atlanta, Georgia; Mount Prospect, Illinois; Adelanto, California and Kilsyth, Australia. The Company's nine principal facilities, at December 31, 1998, all of which were leased, were as follows:




                               Approximate
                                  Square
Location                         Footage       Function                                     Lease Expiration
Niles, Illinois                   74,300       Administration, manufacturing, engineering   January 2007, renewable
                                               and warehousing                              through 2017

Niles, Illinois                   78,000       Administration, sales, product development   April 2008, option to
                                               and warehousing                              terminate April 2004

Atlanta, Georgia                 100,000       Administration, manufacturing, sales,        August 2008
                                               product development, engineering
                                               and warehousing

Atlanta, Georgia                  43,300       Manufacturing and warehousing                October 2001, renewable
                                                                                            through 2007

Atlanta, Georgia                  35,500       Manufacturing and warehousing                March 2003, renewable through
                                                                                            2008

Mount Prospect, Illinois          49,900       Manufacturing, product development,          December 2001 renewable
                                               engineering and warehousing                  through 2006

Adelanto, California              24,000       Manufacturing and warehousing                January 2009, renewable
                                                                                            through 2014

Bristol, England                   3,200       Sales and warehousing                        Month to month

Kilsyth, Australia                16,000       Manufacturing, sales and warehousing         May 1999, renewable through
                                                                                            2005


         The Company also leases public warehouse space in other U.S. locations.

         The Company's manufacturing facilities are equipped with specialized equipment and utilize extensive automation to manufacture its products.

         The Company believes that it has adequate capacity to handle currently anticipated product demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3--LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation has resulted in any material adverse loss to date and the Company is not engaged in any legal proceedings, as of the date hereof, which the Company expects, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations. The Company maintains product liability insurance in amounts which it believes to be adequate for its business.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of holders of the Company's common stock during the fiscal quarter ended December 31, 1998.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age and current position(s) of each executive officer of the Company are as follows:
                                       Present Principal Position
         Name                Age       and Offices with the Company

Robert E. Stutz............   46       President and Chief Executive Officer
Michael A. Cherwin.........   42       Vice President - Human Resources
Llewellyn C. Coffin........   43       Vice President - Operations
Clifford S. Deremo........    42       Vice President - Sales and Marketing
Daniel L. Lang............    43       Vice President - International
Robert M. Pricone.........    54       Vice President - Technology
Thomas C. Ratchford........   50       Vice President - Finance, Chief Financial
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

       Llewellyn C. Coffin became Vice President - Operations on January 5, 1998. From 1996 until December 1997, Mr. Coffin was Vice President - Operations for TEC Incorporated, a manufacturer of construction adhesives. From 1993 to 1996, Mr. Coffin was a facility manager for TEC Incorporated.

       Clifford S. Deremo has served as Vice President - Sales and Marketing since February 1995. Prior to February 1995, Mr. Deremo served in various positions with FMC Corporation, a diversified manufacturer of chemicals, machinery and defense equipment. From 1992 to February 1995, Mr. Deremo was the worldwide business manager for FMC's converting equipment division.

       Daniel L. Lang has served as Vice President - International since January 1999. From 1996 to December 1998, Mr. Lang was President of American Decal and Manufacturing Company ("American Decal"), a printing company. From March 1994 to December 1996, Mr. Lang was Executive Vice President of American Decal. From 1989 to February 1994, Mr. Lang was President and Chief Operating Officer of S.A.B.I., an aluminum processing and sign manufacturing business.

       Robert M. Pricone has served as Vice President - Technology since April 1993. From 1990 to April 1993, Mr. Pricone served as Vice President of Research and Development of the Company.

       Thomas C. Ratchford has served as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary since October 1993. From 1992 to 1993, Mr. Ratchford was Executive Vice President - Finance and Administration for American Communications Services, Inc., a development stage company in the telecommunications service industry.

       Executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Directors.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Stimsonite's common stock is quoted on The Nasdaq Stock Market's National Market System under the symbol "STIM". As of March 1, 1999, there were approximately 92 stockholders of record, including brokerage firms and other nominees. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the common stock as quoted by the National Market System.

                                          1998                       1997
                                    High       Low               High       Low
First Quarter                     $ 6.56    $ 4.88             $ 6.63    $ 5.75
Second Quarter                      8.00      6.25               6.50      5.44
Third Quarter                       8.13      4.56               7.44      5.75
Fourth Quarter                      8.13      4.88               6.75      4.50


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

ITEM 6--SELECTED FINANCIAL DATA.

Selected Financial Data
(in thousands, except per share amounts)

                                                                          December 31,
Income Statement Data                                1998        1997        1996           1995 (c)       1994
----------------------------------------------------------------------------------------------------------------
Net Sales                                         $87,362     $81,363     $82,712           $68,119     $55,941
Gross Profit                                       31,310      27,405      26,877            26,494      28,565
Operating Income                                   10,353       8,405       1,971 (a)         7,441      12,168
Net Income (Loss)                                   4,903       3,629       (848) (b)         2,610       6,136
Net Income (Loss) per Share
         Basic                                      $0.59       $0.42     ($0.10)             $0.29       $0.69
         Diluted                                    $0.58       $0.42     ($0.10)             $0.29       $0.67
Weighted Average Shares Outstanding
         Basic                                      8,364       8,576       8,823             8,912       8,892
         Diluted                                    8,509       8,687       8,823             9,121       9,108

----------------------------------------------------------------------------------------------------------------
Balance Sheet Data
----------------------------------------------------------------------------------------------------------------
Total Assets                                      $60,311     $55,201     $71,870          $67,596      $50,936
Long-Term Debt                                     17,575      15,575      28,300           24,703       15,523
----------------------------------------------------------------------------------------------------------------

(a)  Includes a $4.0  million  restructuring  charge
(b)  Includes a $0.3 million extraordinary charge
(c) Includes the operations of Pave-Mark Corporation after May 31, 1995, the date of its acquisition by the Company

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

Overview
         The Company manufactures and markets reflective highway safety products used in a variety of applications where motorist and pedestrian guidance are important.

         The Company operates in one business segment. The Company's marketing strategy emphasizes a single sales force for all of its products. Substantially all of the Company's customers are active in the highway construction business.

         The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted  15.6%,  15.6%  and  12.5%  of net  sales in  1998,  1997 and  1996, respectively. See Note 15 of Notes to Consolidated Financial Statements. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is further affected by weather anomalies.

         The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects.

         Table 1 below sets forth unaudited data for each of the fiscal quarters of 1998 and 1997. This information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, contains all normal recurring adjustments necessary to state fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.


Table 1
Quarterly Results
(dollars in thousands, except per share data)

                                                 1998                                     1997
                                 -------------------------------------    -------------------------------------

                                    First    Second   Third   Fourth       First    Second    Third     Fourth
                                   Quarter   Quarter Quarter  Quarter     Quarter  Quarter   Quarter   Quarter
                                   --------- ------- -------- --------    -------- --------- --------- ---------

Net Sales                           $13,857  $25,433 $28,043  $20,030     $14,602   $23,594   $25,514   $17,653
Cost of Goods sold                   10,244  15,460   17,629   12,719      10,338    15,029    15,704    12,887
Gross Profit                          3,613   9,973   10,414    7,311       4,264     8,565     9,810     4,766
----------------------------------------------------------------------    --------------------------------------

Operating Expenses
----------------------------------------------------------------------    --------------------------------------
Selling and Administrative            3,474   3,710    3,861    4,615       3,524     3,434     3,439     3,787
Research and Development                817     692      518      710         645       369       390       682
Amortization of Intangible Assets       683     668      656      555         711       708       654       657
Total Operating Expenses              4,974   5,070    5,035    5,880       4,880     4,511     4,483     5,126

Operating Income (Loss)             (1,361)   4,903    5,379    1,431       (616)     4,054     5,327     (360)
Interest Expense                        430     459      470      382         578       665       620       439
Minority Interest                       ---     ---      ---       41         ---       ---       ---       ---
Income (Loss) Before Provision for
Income Taxes and Extraordinary Item (1,791)   4,444    4,909    1,008     (1,194)     3,389     4,707     (799)

Provision (Benefit) for Income
Taxes                                 (742)   1,878    2,041      490       (418)     1,411     1,966     (485)

Net Income (Loss)                   (1,049)   2,566    2,868      518       (776)     1,978     2,741     (314)
----------------------------------------------------------------------    --------------------------------------
Net Income (Loss) Per Common Share
     Basic                          ($0.12)   $0.31    $0.34    $0.06     ($0.09)     $0.23     $0.32   ($0.04)
     Diluted                        ($0.12)   $0.30    $0.34    $0.06     ($0.09)     $0.23     $0.32   ($0.04)
----------------------------------------------------------------------    --------------------------------------


FORWARD LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         This document contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including (without limitation) statements as to expectations, beliefs and future financial performance and assumptions underlying the foregoing related to product demand (including TEA-21's anticipated impact on sales and expectations regarding 1999 road repair activity), ability to meet short- and long-term debt requirements, expected cash flow from operations, projected capital spending levels, and the effect of the Company's initiatives in Brazil and other Latin American countries and China. The actual results or outcomes could differ materially from those discussed in the particular forward looking statements based on a number of factors, including: (i) changes in competitive and economic conditions; (ii) government funding (or perceptions regarding such funding) of highway construction projects; (iii) the Company's ability to develop and protect its proprietary technology and to react to increased competition resulting from expiring patents; and (iv) currency fluctuations.

RESULTS OF OPERATIONS

         Table 2 below sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.



Table 2

                                     Percent of Net          Percent         Percent of Net        Percent
                                          Sales                                   Sales
                                        Year Ended         Change From          Year Ended       Change From
                                   --------------------                    --------------------
                                     1998       1997       Prior Period     1997        1996        Prior
                                                                                                   Period
                                   --------------------------------------------------------------------------

Net Sales                            100.0%     100.0%         7.4%         100.0%      100.0%        (1.6)%

Cost of Goods Sold                    64.2       66.3          3.9           66.3        67.5         (3.4)

Gross Profit                          35.8       33.7         14.2           33.7        32.5          2.0

Selling and Administrative            17.9       17.4         10.4           17.4        18.5         (7.1)

Research and Development               3.1        2.6         31.2            2.6         3.4        (25.5)

Amortization of Intangibles            2.9        3.4         (6.2)           3.4         3.4         (4.1)

Restructuring Charge                   ---        ---          ---            ---         4.8          ---

Operating Income                      11.9       10.3         23.2           10.3         2.4        326.4

Interest Expense                       2.0        2.8        (24.4)           2.8         3.2        (14.1)

Minority Interest                      0.1        ---          ---            ---         ---          ---

Income before Provision for
Income Taxes and Extraordinary Item    9.8        7.5         40.4            7.5        (0.8)         ---

Extraordinary Item Net of Tax Benefit  ---        ---          ---            ---         0.4          ---

Net Income (Loss)                      5.6%       4.5%        35.1%           4.5%       (1.0)%        ---

-------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales for 1998 were $87.4 million, which were $6.0 million, or 7.4%, higher than in 1997. Net domestic sales of highway delineation products increased $0.8 million, or 1.3%, compared with 1997 as a result of stronger unit shipments, partially offset by lower pricing of certain products. Passage of the Transportation Equity Act for the 21st Century ("TEA-21") had a positive impact on 1998 results, particularily in the fourth quarter. TEA-21 is likely to result in favorable federal spending patterns for highway construction projects over the next several years. Domestic sales of optical film increased 55.0%, or $4.3 million, compared to 1997 due to the receipt of several large supply contracts from governmental buyers. Net international sales increased $1.0 million, or 7.5%, during the year, with the most favorable sales trend into China.

         COST OF GOODS SOLD. Cost of goods sold in 1998 totaled $56.1 million, compared to $54.0 million in 1997. The $2.1 million, or 3.9%, increase in cost of goods sold during 1998 is attributable to a higher sales volume, offset by manufacturing cost reductions.

         SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses in 1998 were $15.7 million, which is $1.5 million, or 10.4%, higher than the $14.2 million incurred in 1997. Increases in expenses were largely the result of additional sales personnel for the optical film product line and higher incentive compensation costs associated with improved net income.

          RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $2.7 million in 1998, compared to $2.1 million in 1997. The $0.6 mllion, or 31.2%, increase in expenses during 1998 is the result of higher spending on new product development. Research and development expense ws 3.1% of sales during 1998 compared to

 2.6% in 1997. Management believes current levels of research and development expenditures are adequate for the Company's business.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $2.6 million in 1998 and $2.7 million in 1997. These intangible assets relate primarily to the acquisition of principally all of the Company's assets in 1990 and the acquisition of Pave-Mark in 1995. Intangible assets are being amortized over varying useful lives, the longest of which is 40 years. Accordingly, the Company has incurred and will continue to incur significant non-cash expenses relating to the amortization of these assets. See Notes 2 and 5 of Notes to Consolidated Financial Statements.

         OPERATING INCOME. Operating income was $10.4 million in 1998 compared to $8.4 million in 1997, an increase of $2.0 million. Operating income as a percentage of sales was 11.9% in 1998, compared to 10.3% in 1997. The increase in operating income resulted principally from the higher sales level and improved gross margin.

         INTEREST EXPENSE. Interest expense in 1998 was $1.7 million compared to $2.3 million in 1997. The decrease was largely attributable to a lower average debt level.

         INCOME TAXES. The Company recorded income tax expense of $3.7 million in 1998 compared to an expense of $2.5 million in 1997. The effective tax rate in 1998 was 42.8% compared to an effective tax rate of 40.5% in 1997. The tax rate in both years reflected an inability to realize tax benefits on certain foreign net operating losses.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales for 1997 were $81.4 million, which were $1.3 million, or 1.6%, lower than in 1996. Net domestic sales of highway delineation products decreased $5.3 million or 8.0% compared with 1996 as a result of competitive pressure, price reductions and inclement weather in certain markets, particularly markets for non-snowplowable markers and thermoplastic products. Uncertainty regarding federal funding of highway construction projects also contributed to the reduction in sales in 1997. Domestic sales of optical film increased 25.8% or $1.6 million compared to 1996 due to a favorable reception for the Company's improved sheeting product which was introduced during the fourth quarter of 1996. Net international sales increased $2.3 million or 22.8% during the year, with particularly favorable sales trends into Brazil and other Latin American markets.

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

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses in 1997 were $2.1 million, compared to $2.8 million in 1996. The $0.7 million or 25.0% reduction in expenses during 1997 is the result of cost reduction measures implemented
                                       16
during the fourth quarter of 1996 and the inclusion, as an offset to expense, of a relatively higher level of revenue from the sale of insert tools used principally by the automotive industry. Excluding the offset, research and development expense was 3.2% of sales during 1997 compared to 4.0% in 1996.

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

         INTEREST EXPENSE. Interest expense in 1997 was $2.3 million compared to $2.7 million in 1996. The decrease was the result of lower debt levels and more favorable terms under the Company's current credit agreement, which replaced a less advantageous agreement in July 1996 (see discussion under "Liquidity and Capital Resources").

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

         EXTRAORDINARY ITEM. As a result of the Company's refinancing its long-term debt in 1996, the Company recorded a $0.3 million after-tax extraordinary charge attributable to the accelerated write-off of deferred financing fees related to the Company's prior credit facility. There were no extraordinary items recorded in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1998, the Company has relied on internally generated funds, revolving credit borrowings and leases to finance working capital requirements and capital expenditures. During 1998, the Company increased borrowings under its long-term credit facility by $2.0 million. The principal inflows and outflows of cash during the year were as follows:

                                Cash Flow Summary
                          Year Ended December 31, 1998

                                  (in millions)

         Cash inflows

         Net income                                         $4.9
         Depreciation and amortization                       5.9
         Net increase in debt                                2.0
                  Total inflows                             12.8


         Cash outflows

         Capital expenditures (net)                        ( 5.9)
         Increase in accounts receivable                   ( 4.4)
         Repurchase of outstanding Company stock           ( 0.7)
         Net increase in inventory                         ( 0.5)
                  Total outflows                           (11.5)

         Net change in cash balance                       $  1.3

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

         The Company realized $6.3 million in cash flow from operating activities in 1998 compared to $11.7 million in 1997. The $5.4 million decrease in cash flow from operating activities resulted largely from relative changes in working capital.

         In July 1996, the Company refinanced its long-term debt under an unsecured credit agreement. The terms of the current credit agreement provide a credit facility totaling $45.0 million, of which $20.0 million is a revolving loan due on June 30, 2000, bearing interest (at the Company's option) at (i) prime or (ii) LIBOR plus a margin of 0.75% to 1.5% depending on the Company's debt to cash flow ratio for the preceding four quarters. Amounts available under the revolving loan are subject to certain borrowing base limitations. The balance of the credit facility is a $25.0 million term loan due in quarterly installments of $0.6 million with a final payment of $3.0 million due on June 30, 2003 and bearing interest (at the Company's option) at (i) prime plus 0.25% (8.00% at December 31, 1998) or (ii) LIBOR plus 1.8% (7.1125% at December 31,
1998). The Company expects, based on its current level of performance, and on indications that it has received from credit providers to date, that it will be able to arrange new credit facilities with terms and amounts sufficient to fund the Company's liquidity needs through 2001 upon the maturation of the revolving loan. The credit agreement establishes certain financial covenants, including covenants relating to the Company's funded debt to EBITDA ratio, cash flow coverage ratio and leverage ratio. The Company's performance with respect to these covenants will affect, among other things, the amounts available for borrowing under the revolving portion of the facility.

         At December 31, 1998, the Company's outstanding borrowings under its credit agreement consisted of $13.6 million of term loans and $6.5 million of revolving loans. During each of 1999 and 2000, $2.5 million of term loans will mature. At December 31, 1998, the additional amount available under the revolving portion of the Company's credit agreement after consideration of all borrowing base limitations and outstanding loans was $10.8 million.

         The Company has entered into interest rate protection agreements which, as of December 31, 1998, effectively provide ceiling rates of interest on $6.9 million of debt and converts $10.0 million of floating interest rate term debt to a fixed rate of 7.5%.

         The Company expects capital expenditures for additions and replacements to approximate $4.5 million in 1999 with funding to be provided principally from internally generated funds and revolving credit facilities. In 1998, the Company's net capital expenditures were $5.9 million, which was higher than usual, due in large part to (i) the required rebuilding of one of the Company's properties which was extensively damaged by fire and (ii) leasehold improvements at the Company's new corporate headquarters facility. The Company does not foresee any significant additional capital expenditures associated with its Year 2000 compliance program. As of December 31, 1998, the Company had commitments to disburse $1.2 million in capital expenditures.

         The Company intends to expand its manufacturing capacity in 1999 through the purchase of new production equipment. The Company believes its production capacity will be adequate after the expansion.

         In October 1995, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. In July 1997, the Board of Directors authorized an additional 500,000 shares of common stock to be repurchased, raising the total allowable purchases to 1,000,000. Through December 31, 1998, the Company had purchased 635,500 shares of its common stock at an average price of $6.33 per share.

         The Company expects that cash flow from operations and borrowings under the credit facility will be sufficient to fund working capital needs, capital expenditures and mandatory principal payments under the credit facility through 2000. From time to time, the Company considers possible acquisitions of businesses complementary to the Company's business. It is likely that any significant acquisition would be funded with additional long-term debt.


ENGAGEMENT OF FINANCIAL ADVISOR

         In February 1999, the Board of Directors engaged Merrill Lynch & Co. as a financial advisor to assist the Board in analyzing strategic alternatives to improve shareholder value. The Board has been concerned that the Company's improved results had not been reflected in its stock price.


INFLATION
         Inflation has not had a significant effect on the Company's business during the periods discussed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         Reference is made to Note 2 of the Notes to Consolidated Financial Statements.


YEAR 2000 ISSUES
         Some computers, software and other equipment include programming code in which calendar year data are abbreviated to two digits. As a result, some of these systems could fail to operate, or fail to produce correct results, if dates are not correctly interpreted. These problems are commonly referred to as the "Year 2000 Problem."

         Since 1997, the Company has been working to identify and address Year 2000 issues. The evaluation phase of the Company's Year 2000 readiness project is intended to determine the readiness of internal systems and equipment as well as third parties. The remediation phase includes (i) reprogramming of software,
(ii) replacing computer software, hardware and operating equipment, (iii) testing specific modifications and (iv) identifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems that were modified. As of December 31, 1998, the Company estimates that the internal evaluation phase is substantially complete, but the assessment of third parties described above has not yet begun. The Company has not yet completed the remediation or testing phases, but each phase of the Company's Year 2000 readiness project is expected to be completed by the end of the fourth quarter of 1999.

         The related costs of compliance have not yet been determined. However, preliminary estimates, which include costs attributable to the accelerated purchase of replacement hardware and software, approximate $0.5 million, of which $0.4 million has been incurred through the end of 1998, to address Year 2000 issues. While the estimated cost of these efforts are not expected to be material to the Company's financial condition or any year's results of operations, there can be no assurance as to this effect.

         The costs of the Company's plans to assess and remediate Year 2000 issues in a timely manner are based on management estimates. The inability of the Company or its material suppliers and customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis may have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company believes that in the most likely worst case scenario, internal remediation and testing of information technology and non-information technology systems will be completed as indicated above and will have minimal unfavorable impact on the Company's financial condition and results of operations. If any or all of these efforts are delayed, however, there could be disruption of the financial and operating systems at one or more of the Company's business units. Additionally, as discussed above, the Company has not begun its assessment of third parties' readiness. The Company currently expects that certain external parties providing materials and services to the Company will be reluctant to disclose fully certain information about their readiness. Accordingly, the Company cannot be assured that there will be no disruption of operations because of vendors and service providers who are not fully Year 2000 compliant.

         The Company has not yet completed its contingency planning with respect to Year 2000 issues. The Company intends to complete its contingency planning by the end of the third quarter of 1999 as part of the remediation and testing phases described above.
                                       20

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, the Company selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures.

         Currency Risk - The Company transacts business in multiple foreign currencies. These transactions expose the Company to fluctuations in exchange rates, which could impact the financial results of the Company.

         The Company has identified two categories of currency risk:
               o Transaction exposures relating to the denomination of cash flows in a currency other than the functional currency of the operating unit.
               o Translation exposures relating to the conversion of a given operating unit's financial statements into US Dollars at different exchange rates at various points in time.

         The Company identifies naturally occurring offsetting positions and periodically purchases hedging instruments to protect anticipated exposures. The Company's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and investments in foreign subsidiaries.

         Interest Rate Risk - The Company occasionally enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter-party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap.The Company's existing contracts expire in 2001. The differential to be paid or received on interest rate swap agreements is recognized in net income as an adjustment to interest expense.

         See Note 6,  "Long  Term  Debt",  in Notes  to  Consolidated  Financial
Statements   for   additional   information   regarding   derivative   financial
instruments.

         Commodity Prices - The Company is exposed to fluctuations in market price for plastic, resins and iron. The Company has not entered into any arrangements to minimize the effects of price fluctuations for these commodities.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                          Page

The following  consolidated  financial statements of Stimsonite
Corporation and Subsidiaries are included in Part II, Item 8:

Report of Independent Accountants                                           23

Consolidated Balance Sheets as of December 31, 1998 and 1997.               24

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996.                                           25

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996.                                           26

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1998, 1997 and 1996.                                     27

Notes to Consolidated Financial Statements.                                 28

The  following   consolidated   financial   statement   schedule  of  Stimsonite
Corporation and subsidiaries is included in Part IV, Item 14:

Schedule II - Valuation and Qualifying accounts                            48

       All other schedules are not submitted  because the required criteria have
not  been  met,  or  because  the  required   information  is  included  in  the
consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Stimsonite Corporation

     In our opinion, the consolidated financial statements and the financial statement schedule listed in the index appearing under item 8 of this Form 10-K present fairly, in all material respects, the financial position of Stimsonite Corporation and its subsidiaries at December 31, 1998, and 1997, and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's Management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 11, 1999



STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

                  ASSETS                                                          December 31,
Current assets:                                                             1998                 1997
    Cash and cash equivalents                                            $ 1,645                $ 337
    Trade accounts receivable, less
        Allowance for doubtful accounts
        of $737 (1998) and $460 (1997)                                    18,686               14,864
    Inventories                                                           11,921               11,418
    Income taxes receivable                                                  761                    -
    Prepaid expenses and other                                             1,246                1,272
    Deferred tax assets                                                    1,261                1,630
        Total current assets                                              35,520               29,521
    Property, plant and equipment, net                                    14,604               11,829
    Intangible assets, net                                                 8,814               11,259
    Deferred financing costs, net of
        Accumulated amortization
        of $121 (1998) and $61 (1997)                                        191                  251
    Deferred tax assets                                                    1,665                2,239
    Other                                                                    278                  102
        Total assets                                                     $61,072              $55,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                                        1998                 1997
    Accounts payable                                                      $8,552               $7,834
    Current maturities of long-term debt                                   2,500                2,500
    Accrued employee benefits                                                510                  926
    Accrued warranty costs                                                   902                  631
    Accrued income taxes                                                       -                  661
           Total current liabilities                                      12,464               12,552
    Accrued postretirement benefits                                          556                  594
     Long-term debt                                                       17,575               15,575
         Total liabilities                                                30,595               28,721

Commitments and Contingencies
Stockholders' equity:
    Common Stock, $.01 par value--
         15,000,000 shares authorized,
          8,343,877 shares (1998) and
          8,467,577 shares (1997)
          issued and outstanding                                              90                   90
    Treasury stock, at cost                                               (4,045)              (3,387)
    Additional paid-in capital                                            23,857               23,849
    Retained earnings                                                     10,846                5,943
    Foreign currency translation adjustment                                 (271)                 (15)
        Total stockholders' equity                                        30,477               26,480
           Total liabilities and stockholders' equity                    $61,072              $55,201

The accompanying notes are an integral part of the consolidated financial statements.



STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except share amounts)

                                                                         Year Ended December 31,
                                                                   1998               1997              1996
Net sales                                                       $ 87,362           $ 81,363          $ 82,712
Cost of goods sold                                                56,052             53,958            55,835
Gross profit                                                      31,310             27,405            26,877

Operating expenses:
Selling and administrative                                        15,659             14,184            15,260
Research and development                                           2,737              2,086             2,800
Amortization of intangible assets                                  2,561              2,730             2,846
Restructuring charge                                                  --                 --             4,000
Total operating expenses                                          20,957             19,000            24,906
Operating income                                                  10,353              8,405             1,971

Other expense:
Interest expenses                                                  1,741              2,302             2,680
Minority interest                                                     41                 --          --

Income (loss) before provision (benefit) for income
taxes and extraordinary item                                       8,571              6,103             (709)
Provision (benefit) for income taxes                               3,668              2,474             (193)
Income (loss) before extraordinary item                            4,903              3,629             (516)
Extraordinary item, net of tax benefit                                --                 --              332
Net income (loss)                                                 $4,903             $3,629            $(848)

Other comprehensive income (loss) - net of tax:
Foreign exchange translation                                        (146)              (157)             213
Other comprehensive income (loss) - net of tax                    $4,757             $3,472            $(635)


Earnings  (loss) per common and common  equivalent  share:  Income (loss) before extraordinary item:
         Basic                                                     $0.59              $0.42           $(0.06)
         Diluted                                                   $0.58              $0.42           $(0.06)
Extraordinary item, net of tax benefit:
         Basic                                                        --                 --            (0.04)
         Diluted                                                      --                 --            (0.04)
Net income (loss):
         Basic                                                     $0.59              $0.42           $(0.10)
         Diluted                                                   $0.58              $0.42           $(0.10)

Weighted average number of common and common equivalent shares outstanding:
         Basic                                                 8,364,340          8,576,451         8,822,880
         Diluted                                               8,508,636          8,686,822         8,822,880

The accompanying notes are an integral part of the consolidated financial statements.



STIMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
   (dollars in thousands)                                                     Year Ended December 31,
   Cash flows from operating activities:                                     1998           1997            1996
    Net income (loss)                                                       $4,903         $3,629         $ (848)
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
         Depreciation                                                        3,141          3,170          3,166
         Amortization of intangibles, deferred financing
              costs and discount on long-term debt                           2,752          2,791          3,124
         Provision for uncollectible accounts                                  608            143            311
         Deferred income taxes                                                 943          1,791         (1,993)
         Extraordinary item
                                                                                --            --             332
         Restructuring charge
                                                                                --            --           4,000
    Changes in assets and liabilities:

         Trade accounts receivables                                         (4,430)         2,123            703
         Inventories                                                          (503)           520          2,910
         Prepaid expense and other                                          (1,158)         2,333         (2,236)
         Accounts payable                                                      885         (5,101)         4,945
         Accrued employee benefits                                            (416)           (86)            16
         Accrued warranty                                                      271           (278)           399
         Accrued income taxes                                                 (661)           661         (1,527)
         Net cash provided by operating activities                           6,335         11,696         13,302

 Cash flows from investing activities:
    Purchase of property, plant and equipment                               (6,670)        (2,544)        (9,394)
    Proceeds from disposal of property, plant and equipment                    751          5,750            --
    Net cash provided by (used in) investing activities                     (5,919)         3,206         (9,394)
 Cash flows from financing activities:
    Net proceeds from the issuance of common stock                               8             31            303
    Payments to reacquire common stock                                        (658)        (1,586)        (1,307)
    Principal payments under capital lease obligation                         (202)          (248)           (34)
    Proceeds from long term-debt                                             9,300          5,025         37,300
    Payments on long term-debt                                              (7,300)       (17,750)       (40,154)
    Financing fees paid in connection with debt refinancing                     --            --            (332)

    Net cash provided by (used in) financing activities                      1,148        (14,528)        (4,224)
    Effect of exchange rate changes on cash                                   (256)          (264)           292
    Net increase (decrease) in cash and cash equivalents                     1,308            110            (24)
    Cash and cash equivalents, beginning of year                               337            227            251
    Cash and cash equivalents, end of year                                  $1,645          $ 337          $ 227
 Supplemental disclosures:
    Cash paid during the year for interest                                  $1,768         $2,243         $2,810
    Cash paid during the year for income taxes                              $5,090          $ 941         $2,880

     The accompanying notes are an integral part of the consolidated financial statements.

STIMSONITE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December 31, 1998, 1997 and 1996. (in thousands except share data)

                                                                               Retained       Foreign
                                   Common stock    Treasury stock   Additional  Earnings     Currency       Total
                                  ---------------- ----------------
                                                                    Paid-In    (Accumulated Translation  Stockholders'
                                  Shares  Amount   Shares  Amount   Capital     Deficit)    Adjustment     Equity

                                  ------------------------------------------------------------------------------------
Balance, January 1, 1996          8,861,400   $89  60,0000  ($494)  $23,516         $3,162        ($43)       $26,230
                                  ------------------------------------------------------------------------------------

Issuance of common stock           33,250       1       --      --      302             --           --           303

Repurchase of common stock        (188,500)    --  188,500 (1,307)       --             --           --        (1,307)

Aggregate adjustment from translation
of foreign currency statements         --      --       --      --       --             --          292           292

Net loss                               --      --       --      --       --          (848)           --          (848)

                                  ------------------------------------------------------------------------------------
Balance, December 31, 1996        8,706,150    90  248,500 (1,801)   23,818          2,314          249        24,670
                                  ------------------------------------------------------------------------------------

Issuance of common stock           21,327      --       --      --       31             --           --            31

Repurchase of common stock        (259,900)    --  259,900 (1,586)       --             --           --        (1,586)

Aggregate adjustment from translation
of foreign currency statements         --      --       --      --       --             --        (264)          (264)

Net income                             --      --       --      --       --          3,629           --         3,629

                                  ------------------------------------------------------------------------------------
Balance, December 31, 1997        8,467,577    90  508,400 (3,387)   23,849          5,943         (15)        26,480
                                  ------------------------------------------------------------------------------------

Issuance of common stock            3,400      --       --      --        8             --           --             8

Repurchase of common stock        (127,100)    --  127,100   (658)       --             --           --          (658)

Aggregate adjustment from translation
of foreign currency statements         --      --       --      --       --             --        (256)          (256)

Net income                             --      --       --      --       --          4,903           --         4,903

                                  ====================================================================================
Balance, December 31, 1998        8,343,877   $90  635,500 ($4,045) $23,857        $10,846       ($271)       $30,477
                                  ====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

STIMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)


1. Nature of Business:

     Stimsonite Corporation ("Stimsonite" or the "Company") is one of the nation's leading manufacturers and marketers of reflective highway safety products. The Company makes a range of high performance products, which are designed to offer enhanced visual guidance to vehicle operators and pedestrians in a variety of driving conditions. The Company operates in one business segment. The Company's products, which are all designed and manufactured to promote highway safety, are sold primarily by a single sales force to similar customers in the highway construction business. These products include highway delineation products (such as raised reflective pavement markers, thermoplastic pavement marking materials and related application equipment, construction work zone markers and roadside and other delineators) and optical film products (such as high performance reflective sheeting used in the construction of highway signs and Protected Legend(TM) pre-printed sign faces, reflective truck markings and precision embossed film, which is used in internally illuminated airport runway signs and a variety of other products that require optical grade film).

2. Summary of Significant Accounting Policies:

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation The consolidated financial statements include the financial statements of Stimsonite Corporation, its subsidiaries and majority owned joint ventures. Significant intercompany transactions have been eliminated in consolidation, and minority interests are reflected in the financial statements.

Foreign Currency Translation All assets and liabilities are translated at current and historical rates of exchange and operating transactions are translated at weighted average rates during the year. The translation gains and losses are accumulated as a component of stockholders' equity.

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

         Equipment.........................  7 years
         Furniture and fixtures............  7 years
         Automobiles.......................  5 years
         Molds, dies and tools.............  3 years
         Leasehold improvements............  Lesser of lease life or useful life

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

Income Taxes Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be fully realized.

Deferred Financing Costs Commitment fees and other costs incurred in connection with the issuance of long-term debt are amortized as interest expense over the life of the related debt.

Warranty Costs Estimated costs related to warranty are charged to operations at the time of sale.

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

Earnings Per Share The computation of basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. To arrive at diluted earnings per share, all other stock options have been calculated using the treasury stock method. Earnings per share computations for prior years have been restated to reflect the new standard.

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

Comprehensive Income Comprehensive income is reported in the Company's financial statements as a component of the "Consolidated Statements of Operations and Comprehensive Income". Foreign exchange translation gain/loss, net of tax, is included in comprehensive income.

Business Segment The Company has determined that it operates in one business segment. Accordingly, all required financial data is reported under one segment.

Post-retirement Benefits The Company evaluates its accumulated post-retirement benefit obligation on an annual basis. Changes in the obligation are recorded as components of net income.

Accounting Standards The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133), which will be effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. Management is still assessing the effects adoption of SFAS No. 133 will have on its financial position, results of operations or cash flow, but does not expect the impact to be material.

3.   Inventories:

Inventories are comprised of the following:
                                                        December 31,
                                                  1998           1997
     Raw materials..........................  $  4,714       $  5,323
     Work-in-process........................     1,465          1,455
     Finished goods.........................     5,742          4,640
                                               $11,921        $11,418

4.   Property, Plant and Equipment:

Property, plant and equipment are comprised of the following:
                                                        December 31,
                                                  1998           1997
     Equipment..............................   $19,483         $17,380
     Molds, dies and tools..................     4,732           3,966
     Leasehold improvements.................     3,075           2,992
     Furniture and fixtures.................       589             966
     Automobiles............................       382             398
     Construction in progress...............     3,619           2,269
                                                31,879          27,971
     Less accumulated depreciation .........   (17,665)        (16,706)
                                                14,214          11,265

     Capital leases.........................     1,170             933
     Less accumulated amortization.........       (780)           (369)
                                               $14,604         $11,829



5. Intangible Assets:

Intangible assets consist of the following:
                                                                 Amortization                   December 31,
                                                                    Period                  1998             1997
    Patents.................................................       6-17 years             $15,812          $15,633
    Covenants not to compete................................       3-10 years               6,994            6,994
    Sales representative and distribution organization
    acquired................................................         7 years                2,298            2,298
    Government product approvals acquired..................         15 years                2,148            2,148
    Goodwill associated with Simsco acquisition...........          20 years                1,347            1,347
    Goodwill associated with Pave-Mark acquisition........          40 years                1,158            1,158
    Trademarks and other....................................        15 years                1,999            1,999
                                                                                           31,756           31,577
    Less accumulated amortization...........................                              (22,942)         (20,318)
                                                                                           $8,814          $11,259


6. Long Term Debt:

Long term debt at December 31, 1998 and 1997, consisted of the following:

                                                                                   1998              1997

     Term loan..........................................................         $13,575           $16,075
     Revolving loan....................................................            6,500             2,000
     Total loans.........................................................         20,075            18,075

     Less current maturities..........................................            (2,500)           (2,500)
     Total long-term debt.............................................          $ 17,575          $ 15,575

The Company's current credit agreement, which was entered into in July 1996, provides for a total credit facility of $45.0 million of which $25.0 million is a term loan, and $20.0 million is a revolving loan. Interest is payable, at the Company's option, in one, two, three or six month periods. Borrowings under the credit agreement may be repaid in whole or in part without penalty.

The term loan is repaid in quarterly principal installments of $0.6 million with a final repayment of $3.0 million on June 30, 2003. The outstanding borrowings under the term loan bear interest (at the Company's option) at either prime plus 0.25% (8.00% at December 31, 1998) or LIBOR plus 1.8% (7.1125% at December 31,
1998). At December 31, 1998 all outstanding borrowings under the term loan were under LIBOR contracts.

The principal balance outstanding for the revolving loan is due June 30, 2000. Under the revolving loan, subject to compliance with certain borrowing base requirements, the Company may borrow up to $20.0 million. At December 31, 1998, $6.5 million was outstanding and $10.8 million was available for further borrowing after considering borrowing base requirements. Unused amounts under the revolving loan are subject to an annual commitment fee of 0.375%.

The outstanding borrowings under the revolving loan bear interest (at the Company's option) at prime (7.75% at December 31, 1998) or LIBOR plus a margin ranging from 0.75% to 1.5% based on the ratio of debt to cash flow determined by the immediately preceding rolling four quarter performance. At December 31, 1998, the margin in effect was 1.00% and the all inclusive LIBOR interest rate on the revolving loan was 6.8125%. At December 31, 1998, $6.5 million of revolving loans were borrowed under LIBOR contracts and none was borrowed at prime.
                                       31

The Company has entered into certain arrangements to protect itself from a possible increase in interest rates. At December 31, 1998, the arrangements had the effect of (i) limiting the LIBOR rate (before consideration of any margin) to 8.625% on $6.9 million of debt, declining to zero by June 30, 1999; and (ii) fixing a LIBOR rate (before consideration of any margin) at 5.7% on $10.0 million of debt through November 1999, and $5.0 million from December 1999 through January 2001.

The credit facility establishes certain financial covenants, including covenants relating to the Company's funded debt to EBITDA ratio, cash flow coverage ratio and leverage ratio. In addition the credit agreement imposes limitations on the Company with respect to, among other things, (i) capital expenditures; (ii) mergers, acquisitions and purchases and sales of assets; (iii) additional indebtedness and liens; (iv) transactions with affiliates; and (v) the payment of cash dividends and the repurchase of common stock. The Company's performance with respect to these covenants will affect, among other things, the level of additional borrowings available under the credit facility.

Future minimum principal payments of long term debt are as follows:

                         Year                 Total
                         1999                 $ 2,500
                         2000                   9,000
                         2001                   2,500
                         2002                   2,500
                         2003                   3,575
                                              $20,075

7. Common Stock:

In October 1995, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. In July 1997, the Board of Directors authorized an additional 500,000 shares of common stock to be repurchased, raising the total allowable purchases to 1,000,000. As of December 31, 1998, the Company has repurchased a total of 635,500 shares at an average price of $6.33.

8. Stock Options:

The Company has stock option plans providing for the grant of options to purchase common shares to outside directors, executives and certain key employees. During 1998, the Company authorized an additional 248,500 shares for grant. As of December 31, 1998, a total of 1,468,373 common shares have been authorized for grant under these plans.

Stock options granted under the plans are exercisable at fair market value of the stock at the date of grant, are for ten year terms and become exercisable from one to five years from the date of grant. The following is a summary of the activity in the Company's stock option plans for the years ended December 31, 1998, 1997 and 1996.




                                         ------------------------- ----------------------- ------------------------
                                                   1998                     1997                     1996
                                                      Weighted                Weighted                   Weighted
                                                      average                  average                   average
                                                      exercise                exercise                   exercise
                                          Shares       price       Shares       price       Shares        price
                                         ---------- ------------- ---------- ------------ ------------ -------------
Outstanding at beginning of period         416,035     $5.31        353,474     $5.00         305,724     $3.54
Granted                                    248,500     $6.40        110,500     $6.00         172,347     $9.00
Exercised                                   (3,400)    $2.18        (21,327)    $1.48         (33,250)    $1.70
Canceled                                   (38,000)    $7.00        (26,612)    $6.23         (91,347)    $8.85
                                         ========== ============= ========== ============ ============ =============
Outstanding at end of period               623,135     $5.66        416,035     $5.31         353,474     $5.00
                                         ========== ============= ========== ============ ============ =============

Exercisable at end of period               226,571                  162,214                   161,286
Available for grant at end of period       596,738                  803,838                   477,226



The following table summarizes information about options outstanding at December
31, 1998:

                                         -------------------------------------- --------------------------------------
                                                     Options Outstanding                    Options Exercisable
                                                           Weighted
                                                            Average       Weighted
                                             Number        Remaining      Average         Number          Weighted
                                          Outstanding     Contractual     Exercise    Exercisable at      Average
Range of exercise prices                  at 12/31/98        Life          Price         12/31/98      Exercise Price
---------------------------------------- --------------- -------------- ------------- ---------------- ---------------

$1.43 - $12.13                              623,135        7.2 years       $5.66          226,571          $3.77

The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) in accounting for its stock based employee compensation arrangements. During 1996, the Company was required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which encourages entities to adopt a fair value based method of accounting for stock-based compensation plans in place of the provisions of APB No. 25 for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock.

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

If compensation cost based on the fair value method of the options issued had been used, the Company's net income and earnings per common share (EPS) would have been as follows:

                                                                   1998            1997             1996
     Net income (loss)              As reported                  $4,903          $3,629             $(848)
                                    Pro Forma                    $4,726          $3,537             $(900)

     Basic EPS                      As Reported                  $0.59            $0.42             $(0.10)
                                    Pro Forma                    $0.57            $0.41             $(0.10)

     Diluted EPS                    As Reported                  $0.58            $0.42             $(0.10)
                                    Pro Forma                    $0.56            $0.41             $(0.10)

The fair value of each option was estimated as of the date of grant using the Black-Scholes option pricing model based on the following assumptions for 1998, 1997 and 1996, respectively: volatility of 33.1%, 30.9% and 33.0%; expected lives of 5, 6 and 7 years; risk-free interest rate of 5.7%, 6.1% and 5.4%; and no payment of dividends expected during the life of the options. The weighted average fair value of options granted were $2.64, $2.24 and $4.19 for 1998, 1997 and 1996 respectively.


9. Income Taxes:

The components of income (loss) before provision (benefit) for income taxes and extraordinary item are as follows:

                             Year Ended December 31,
                      1998             1997             1996
Domestic            $8,823           $6,802            $(175)
Foreign               (252)            (699)            (534)
                    $8,571           $6,103            $(709)

The provision (benefit) for income taxes on income (loss) before provision (benefit)for income taxes and extraordinary item for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:


                                                                      Year Ended December 31,
     Current income tax expense:                           1998                1997                  1996
     Federal                                              $2,328              $  560               $1,485
     State                                                   827                 123                  315
     Total current                                         3,155                 683                1,800

     Deferred income tax (benefit) expense:
     Federal                                                 421               1,470               (1,638)
     State                                                    92                 321                 (355)
     Total deferred                                          513               1,791               (1,993)
         Total (benefit) provision                        $3,668              $2,474             $   (193)

The provision (benefit) for income taxes differs from a provision (benefit) computed at the U.S. statutory rate as follows:

                                                                       Year Ended December 31,
                                                              1998              1997            1996
     Statutory rate                                           34.0%             34.0%          (34.0%)
     State income taxes (net of Federal benefit)               7.1%              4.8%           (5.6%)
     Inability to utilize foreign operating losses             1.0%              4.0%           25.6%
     Foreign sales corporation                                 --                --            (14.1%)
     Provision for non-deductible expenses                     1.5%              1.2%           19.2%
     Other                                                    (0.8%)            (3.5%)         (18.3%)
         Total                                                42.8%             40.5%          (27.2%)


The consolidated balance sheet includes the following:

                                               December 31, 1998
                                      Current     Non-current        Total
     Deferred income tax assets       $1,261          $2,678        $3,939
     Valuation allowance                   --         (1,013)       (1,013)
         Total                        $1,261          $1,665        $2,926

                                               December 31, 1997
                                      Current    Non-current         Total
     Deferred income tax assets       $1,630          $3,069        $4,699
     Valuation allowance                  --            (830)         (830)
         Total                        $1,630          $2,239        $3,869

The components of the deferred tax asset balance (tax effected) are as follows:

                                              December 31, 1998            December 31, 1997
                                             Temporary        Tax        Temporary       Tax
                                            Difference      Effect      Difference     Effect
     Property, plant and equipment              $860         $335          $2,009        $784
     Intangible assets                           387          149             400         156
     Allowance for doubtful accounts             686          267             338         132
     Inventory obsolescence
        reserve and capitalization             1,354          528           2,436         950
     Accrued vacation                            692          270             493         192
     Accrued post-retirement benefits            556          217             594         232
     Accrued warranty                            591          231             632         246
     Stock option compensation                   909          355             909         355
     Other                                      (221)         (62)            317         123
     Inter-company profits                       364          142             364         142
     Foreign NOLs                              4,567        1,507           4,202       1,387
     Subtotals                                10,745        3,939          12,694       4,699
     Less valuation allowance                 (3,069)      (1,013)         (2,514)       (830)
     Total                                    $7,676       $2,926         $10,180      $3,869

As of December 31, 1998 and 1997, the Company had foreign net operating loss carry forwards of approximately $4,567 and $4,209, respectively. The carry forwards were generated principally in Europe and Australia and have no expiration date. As of December 31, 1998 and 1997, the valuation allowance relates to the European deferred tax assets.


10.   Earnings Per Share:

The  computation  of basic and  diluted  EPS,  as  prescribed  by SFAS  128,  is presented below:
                                                                                  Weighted Average
                                                                                       Shares
                                                                  Net Income        (Denominator)       Per Share
                                                                  (Numerator)                            Amounts
                                                               ------------------ ------------------ -----------------
Year ended December 31, 1998
Basic EPS
Income available to common stockholders                           $4,903,000              8,364,340       $0.59

Effect of dilutive options                                            --                    144,296      $(0.01)

Diluted EPS
Income   available  to  common   stockholders   plus  assumed
conversions                                                       $4,903,000              8,508,636       $0.58
-------------------------------------------------------------- ------------------ ------------------ -----------------

Year ended December 31, 1997
Basic EPS
Income available to common stockholders                           $3,629,000              8,576,451       $0.42

Effect of dilutive options                                            --                    110,371         --

Diluted EPS
Income   available  to  common   stockholders   plus  assumed
conversions                                                       $3,629,000              8,686,822       $0.42
-------------------------------------------------------------- ------------------ ------------------ -----------------

Year ended December 31, 1996
Basic EPS
Income (loss) available to common stockholders                    $(848,000)              8,822,880      $(0.10)

Effect of dilutive options                                            --                 --                 --

Diluted EPS
Income (loss) available to common  stockholders  plus assumed
conversions                                                       $(848,000)              8,822,880      $(0.10)


-------------------------------------------------------------- ------------------ ------------------ -----------------

11. Employee Benefit Plans:

The Company has a 401(k) savings plan covering substantially all of its salaried employees. The Company matches 25% of certain employees' pretax contributions under this plan. Contributions eligible for Company matching are limited to 6% of eligible earnings. Company matching contributions vest immediately. The Company also has a 401(k) capital accumulation plan covering most salaried and hourly employees, under which the Company contributes 5% of eligible employee earnings. The Company's contributions under the capital accumulation plan vest over a 5 year period. Total Company contributions under these plans for the years ended December 31, 1998, 1997 and 1996 were approximately $552, $550 and $456, respectively.

The Company has an agreement with a former executive officer that provides for deferred compensation. The agreement provides for deferred payments based on years of service. For the years ended December 31, 1998, 1997 and 1996, expenses recorded under this plan were $101, $0 and $70, respectively.
                                       36

12. Post-Retirement Benefits Other Than Pensions:

The Company provides post-retirement health care and life insurance benefits to certain retired employees and their dependents.

The following provides a reconciliation of these post-retirement benefits:

                                                              Fiscal year ended December 31:
                                                                        1998           1997
                                                               -------------- --------------
Change in benefit obligation

Benefit obligation at January 1                                         $285           $274
Service cost                                                               0              0
Interest cost                                                             18             19
Plan participants' contributions                                           0              0
Actuarial (gain)/loss                                                     26             29
Acquisitions                                                               0              0
Actual benefits paid                                                     (40)           (38)
-------------------------------------------------------------- -------------- --------------
Benefit obligation at December 31                                       $290           $285

Change in plan assets

Fair value of plan assets at January 1                                    $0             $0
Actual return on plan assets                                               0              0
Acquisitions                                                               0              0
Company contribution                                                      40             38
Plan participant contribution                                              0              0
Acquisitions                                                               0              0
Benefits paid                                                            (40)           (38)
-------------------------------------------------------------- -------------- --------------
Fair value of plan assets at December 31                                  $0             $0

Reconciliation of funded status

Accumulated post-retirement benefit obligation                         $(290)         $(285)
Market value of plan assets                                                0              0
-------------------------------------------------------------- -------------- --------------
Funded status                                                          $(290)         $(285)
Unrecognized prior service cost                                            0              0
Unrecognized net (gain)/loss                                            (266)          (309)
-------------------------------------------------------------- -------------- --------------
Prepaid (accrued) benefit cost                                         $(556)         $(594)


Net benefit costs in 1998, 1997 and 1996 include the following components:

                                           Fiscal years ended December 31:
                                      1998             1997                1996
                               ---------------- ---------------- ---------------
Service cost                            $0               $0                  $0
Interest expense                        18               19                  39
Expected return on plan assets           0                0                   0
Amortization of prior service cost       0                0                   0
Amortization of net (gain)/loss        (16)             (19)                  0
----------------------------------------------- ---------------- ---------------
Net periodic benefit cost               $2               $0                 $39

                                                          1998           1997
                                                   -------------- --------------
Assumptions as of December 31

Discount rate                                              6.50%          7.00%
Initial weighted average health care cost trend rate       7.00%          7.50%
Ultimate health care cost trend rate                       5.00%          5.00%
Years to ultimate trend                                       6              7

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                         1% point       1% point
                                                         increase       decrease

Effect on total of service and interest cost components     0.32%        (0.32%)

Effect on post-retirement benefit obligation               0.35%        (0.35%)

13. Commitments:

The Company leases its office, warehouse and manufacturing facilities under non-cancelable operating leases which expire through 2008. The leases for these facilities contain renewal options, escalation clauses and requirements that the Company pay real estate taxes, insurance, utilities and maintenance.

Rent expense for the years ended December 31, 1998, 1997 and 1996 were approximately $2,008, $1,810 and $1,926, respectively. Annual minimum future payments under all lease commitments are as follows:

               Year Ending
              December 31,
                  1999.....................................     $2,005
                  2000.....................................      1,922
                  2001.....................................      1,841
                  2002.....................................      1,410
                  2003.....................................      1,304
                  Thereafter...............................      3,368

Annual minimum future capital lease payments are as follows:



               Year Ending
              December 31,

                  1999............................................$323
                  2000............................................. 70
                  2001............................................. 42
                  2002............................................. 40
                  2003.............................................  0
                  Thereafter.......................................  0

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


15. Operating Segments and Geographic data:

The Company is engaged in one line of business - the manufacture and sale of highway safety products - which represents more than 90% of consolidated sales. The Company's marketing strategy emphasizes a single sales force for all of its products. Substantially all of the Company's customers are active in the highway construction industry. Accordingly, financial results are reported as a single industry segment. No single customer purchased more than 3% of sales in 1998, 1997 or 1996. Sales and selected financial information by geographic area for the years ended December 31, 1998, 1997 and 1996 are as follows:

     1998                                                   United States     International  Consolidated
     Revenues from external parties...........................    $81,102         $6,260         $87,362
     Operating income (loss)..................................     10,653           (300)         10,353
     Net income (loss)........................................      5,246           (343)          4,903
     Total assets.............................................     56,276          4,796          61,072
     Long lived assets........................................     22,146          1,272          23,418

     1997                                                   United States     International  Consolidated
     Revenues from external parties...........................    $74,458         $6,905         $81,363
     Operating income (loss)..................................      9,113           (708)          8,405
     Net income (loss)........................................      4,328           (699)          3,629
     Total assets.............................................     49,012          6,189          55,201
     Long lived assets........................................     21,449          1,639          23,088

     1996                                                   United States     International  Consolidated
     Revenues from external parties...........................    $76,220         $6,492         $82,712
     Operating income (loss)..................................      2,499           (528)          1,971
     Net income (loss)........................................       (252)          (596)           (848)
     Total assets.............................................     66,131          5,739          71,870
     Long lived assets........................................     31,200          2,080          33,280

Revenues from external parties, as noted above, are recognized based on point of origin.

International assets are principally trade receivables, inventory and goodwill associated with the acquisition of Simsco. United States revenue includes export sales to non-affiliates for the years ended December 31, 1998, 1997 and 1996 of $7,399, $5,806 and $3,859, respectively.


16. Extraordinary Item:

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

The restructuring charge also included certain other costs associated with a series of actions to reduce expenses. Among these actions were a 10% reduction in the salaried workforce and consolidation into the Niles, IL facility of several administrative functions that were previously performed in other domestic locations.
                                       40

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.
                                       41

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information regarding directors of the Company will be set forth under the caption "Election of Directors" in Stimsonite's proxy statement related to the Company's 1999 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

         4.5 Second Amendment dated July 1, 1997 to the Loan Agreement, incorporated by reference to Exhibit 10.6 to the June 1997 10-Q.

         4.6         Third Amendment dated December 31,1998 to the Loan
                     Agreement.

       *10.1 Form of Employment Agreement, dated August 20, 1990, between the Company and Robert Pricone and Michael A. Cherwin for minimum salaries of $78,800 and $51,000, respectively, incorporated by reference to Exhibit 10.2 to the Registration Statement.

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

       *10.9 Amerace Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.8 to the Registration Statement.

       *10.10 Form of Non-qualified Stock Option Agreement, dated February 13, 1996, between the Company and each of Michael A. Cherwin for 4,000 shares, Clifford S. Deremo for 7,000 shares, Robert M. Pricone for 7,000 shares, Thomas C. Ratchford for 5,500 shares and Jay
                     R. Taylor for 13,000 shares. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-22978)(the "1995 10-K").

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

        10.16 Commercial Lease Agreement, dated December 14, 1995, between Selig Enterprises, Inc. and the Company (related to Plymouth Road), incorporated by reference to
                     Exhibit 10.18 to the 1995 10-K.

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

       *10.25        Non-qualified  Stock  Option  Agreement,  dated as of
                     February 12, 1998, between the Company and each of Michael A. Cherwin for 10,000 shares, Llewellyn C. Coffin for 10,000 shares, Clifford S. Deremo for 10,000 shares, Robert M. Pricone for 10,000 shares, and Thomas C. Ratchford for 10,000 shares.

       *10.26        Non-qualified  Stock  Option  Agreement,  dated as of
                     December 17, 1998, between the Company and each of Michael A. Cherwin for 10,000 shares, Llewellyn C. Coffin for 10,000 shares, Clifford S. Deremo for 10,000 shares, Robert M. Pricone for 10,000 shares, Thomas C. Ratchford for 10,000 shares, and Robert E. Stutz for 25,000 shares.

        10.27 Lease dated as of February 19, 1998 between the Company (as tenant) and Marietta Blvd. Warehouse (as landlord), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended April 5, 1998 (Commission File No. 0-22798).

        10.28 Lease dated as of August 7, 1998 between the Company (as tenant)and Martin A.Smith and Judy Smith (as landlord).

       *10.29 Stimsonite Corporation Executive Officers 1999 Incentive Compensation Plan.

        21.1         List of subsidiaries of the Company.

        23.1         Consent of PricewaterhouseCoopers LLP

        24.1               Powers of Attorney.

------------

        * Management contract or compensation plan or arrangement.

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 26, 1999                                STIMSONITE CORPORATION

                              /s/ Robert E. Stutz
                              Robert E. Stutz
                              President and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999:

/s/ Robert E. Stutz                                     /s/ Thomas C. Ratchford
Robert E. Stutz                                             Thomas C. Ratchford
President and Chief Executive                 Vice President-Finance, Treasurer,
Officer and Director                       Secretary and Chief Financial Officer
(Principal Executive Officer)       (Principal Financial and Accounting Officer)

*_______________________                                *_______________________
Terrence D. Daniels                                         Anthony R. Ignaczak
Director                                                            Director

*_______________________                                *_______________________
Lawrence S. Eagleburger                                     Richard J.M. Poulson
Director                                                            Director
_______________________                                 *_______________________
Donald H. Haider                                               Samuel K. Skinner
Chairman of the Board and Director                                  Director

*_______________________                                *_______________________
Edward T. Harvey, Jr.                                              Jay R. Taylor
Director                                                            Director

        * The undersigned by signing his name hereunto has hereby signed this report on behalf of the above-named officers and directors, on March 26, 1999, pursuant to a power of attorney executed on behalf of each such director and officer and filed with the Securities and Exchange Commission as Exhibit 24.1 to this report.

By:    /s/ Thomas C. Ratchford
         Thomas C. Ratchford



                                                                                                        SCHEDULE II
                                      STIMSONITE CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1996, 1997 and 1998
                                              (Dollars in thousands)

                                          Balance at     Charged to     Charged      Deductions        Balance
                                           Beginning      Costs and    to Other         from           at End
Description                                 of Year       Expenses     Accounts       Reserves         of Year

Allowance for doubtful accounts
Year ended December 31,
          1996                                 $895          $311                         $0 (a)        $1,206
          1997                                1,206           143                        889 (a)           460
          1998                                  460           608                        331 (a)           737

Accrued warranty costs
Year ended December 31,
          1996                                  510           939                        540 (b)           909
          1997                                  909         1,019                      1,297 (b)           631
          1998                                  631         1,386                      1,115 (b)           902

-------------

(a)  Uncollectible items written off.
(b)  Change in accounting estimate.

                                INDEX OF EXHIBITS




                                                                  Page

Exhibit 4.6   - Third Amendment dated Decemer 31, 1998
                to the Loan Agreement.                              50

Exhibit 10.25 - Non qualified stock option agreement form           53

Exhibit 10.28 - Lease dated as of August 7, 1998 between
                the Company (as tenant and Martin A. Smith
                and Judy Smith (as landlord).                       60

Exhibit 10.29 - Stimsonite  Corporation  Executive
                Officers  1999  Incentive Compensation Plan.        68

Exhibit 21.1 - List of subsidiaries of the Company.                 71

Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP                72

Exhibit 24.1 - Powers of Attorney.                                  73

                                                                     Exhibit 4.6

                        THIRD AMENDMENT TO LOAN AGREEMENT


         THIS THIRD AMENDMENT TO LOAN AGREEMENT (this "Third Amendment") is entered into as of the 23rd day of February 1999, by and between LaSalle National Bank, a national banking association ("LaSalle"), Harris Trust and Savings Bank, an Illinois banking corporation ("Harris") (LaSalle and Harris are referred to herein collectively as the "Banks"), and Stimsonite Corporation, a Delaware corporation ("Borrower"). LaSalle National Bank, a national banking association, as agent for the Banks for certain limited purposes ("Agent"), shall also be deemed a party hereto for the purpose of acting as agent.

                              W I T N E S S E T H:

         WHEREAS, Banks, Agent and Borrower entered into that certain Loan Agreement dated as of July 23, 1996 as amended by that certain Amendment to Loan Agreement dated as of March 24, 1997 and that certain Second Amendment to Loan Agreement dated as of July 1, 1997 (collectively, the "Agreement"), and now desire to further amend such Agreement.

         NOW, THEREFORE, for and in consideration of the premises and mutual agreements herein contained and for the purposes of setting forth the terms and conditions of this Third Amendment, the parties, intending to be bound, hereby agree as follows:

1. Incorporation of the Agreement. All capitalized terms which are not defined hereunder shall have the same meanings as set forth in the Agreement, and the Agreement, to the extent not inconsistent with this Third Amendment, is incorporated herein by this reference as though the same was set forth in its entirety. To the extent any terms and provisions of the Agreement are inconsistent with the amendments set forth in paragraph 2 below, such terms and provisions shall be deemed superseded hereby. Except as specifically set forth herein, the Agreement shall remain in full force and effect and its provisions shall be binding on the parties hereto.

2.       Amendment of the Agreement. The Agreement is hereby amended as follows:

     1. Paragraph 9.2(g)(iii) is hereby amended and restated in its entirety as follows:

         (iii) Not permit the Leverage Ratio to exceed .45:1 for the fiscal quarter ending December 31, 1998 and each fiscal quarter thereafter.

2. A new Paragraph 9.2(k) is appended to the Agreement and shall read as follows:

                                    (k)  Borrower  has reviewed the areas within
                  its business and operations which, to the knowledge of Borrower, could be adversely affected by, and has developed or is developing a program to address on a timely basis, the "Year 2000 Problem" (that is, the risk that computer applications used by Borrower may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date on or after December 31, 1999), and has made or will make related appropriate inquiry of material suppliers and vendors. Based on such review and program, Borrower believes that the "Year 2000 Problem" will not have a material adverse effect on Borrower. From time to time, at the request of Bank, Borrower shall provide to Bank such updated information or documentation as is reasonably requested regarding the status of its efforts to address the Year 2000 problem.

3. Limited Waiver of Compliance. Notwithstanding any contrary provision contained herein or in the Agreement, Banks and Agent waive Borrower's compliance with the Leverage Ratio of .40:1 set forth in Paragraph 9.2(g)(iii) of the Agreement for the fiscal quarter ending December 31, 1998, until such Leverage Ratio was amended pursuant to this Third Amendment. Nothing in this Third Amendment shall be construed to mean that any such waiver of Leverage
Ratio limits will extend to any other measuring period, Leverage Ratio or covenant.

4. Closing Documents. The following documents and other items shall be delivered concurrently with this Third Amendment:

                  1.Four executed copies of this Third Amendment.

5. Representations and Warranties; No Event of Default. The representations and warranties set forth in Paragraph 9 are deemed remade as of the date hereof and, upon full execution of this Third Amendment in accordance with Section 6 below, and except as set forth in Section 3 above, Borrower represents that such representations and warranties are true and correct as of the date hereof (other than representations and warranties made as of a specific date). Upon full execution of this Third Amendment in accordance with Section 6 below, and except as set forth in Section 3 above, no Event of Default exists nor does there exist any event or condition which with notice, lapse of time and/or the consummation of the transactions contemplated hereby would constitute an Event of Default.


6. Effectuation. The amendments to the Agreement contemplated by this Third Amendment shall be deemed effective as of the date first written above upon the full execution of this Third Amendment and without any further action required by the parties hereto. There are no conditions precedent or subsequent to the effectiveness of this Third Amendment except as set forth in Section 4 above.

7.  Counterparts.   This  Third  Amendment  may  be  executed  in  two  or  more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have duly executed this Third Amendment as of the date first above written.


LASALLE NATIONAL BANK                       STIMSONITE CORPORATION

By:  Jeffrey A. Raider                      By:  Thomas C. Ratchford
     Its First Vice President               Its Vice President -- Finance

HARRIS TRUST AND SAVINGS BANK

By:  Adam Balbach
     Its Vice President

                                                                   Exhibit 10.25

                             STIMSONITE CORPORATION
                      Non qualified Stock Option Agreement


                  NON QUALIFIED STOCK OPTION AGREEMENT, dated as of
December 17, 1998 (this "Agreement"), between John Doe ("Optionee") and Stimsonite Corporation, a Delaware Corporation (the "Company").

                              W I T N E S S E T H:

                  WHEREAS, Optionee is an officer or employee of the Company or a Subsidiary; and

                  WHEREAS, the execution of a non qualified stock option agreement in the form hereof has been duly authorized by a resolution of the Compensation Committee (the "Committee") of the Board of Directors ("the Board") of the Company duly adopted on December 17, 1998 (the "Date of Grant") and incorporated herein by reference; and

                  WHEREAS, the option granted hereunder is intended as a non qualified stock option and shall not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986 (the "Code").

                  NOW, THEREFORE, in consideration of the foregoing and the mutual agreements herein contained, the parties hereto hereby agree as follows:

         1.       Option.

                  Pursuant to the Company's 1993 Incentive Equity Plan (the "Plan"), the Company hereby grants to Optionee an option (the "Option") to purchase, subject to Section 1(b), up to [number] shares (the "Option Shares") of the Company's Common Stock, par value $.01 per share ("Common Shares"), at the price of [price in effect on the close of business on the Date of Grant] per share (the "Option Price"), which is the fair market value of the Common Shares (as determined by the Committee) as of the Date of Grant, and agrees to cause certificates for any Common Shares purchased hereunder to be delivered to Optionee upon full payment of the Option Price in full, subject to the applicable terms and conditions of the Plan and the terms and conditions hereinafter set forth.

         2.       Vesting of Option Shares

                  (a) Unless and until terminated as hereinafter provided, the Option shall become exercisable to the extent of one-third of the Option Shares (rounded to the nearest whole share) on December 17 in each of 1999, 2000 and 2001 as long as Optionee remains in the continuous employ of the Company or a Subsidiary. For the purposes of this agreement, the continuous employment of Optionee with the Company or a Subsidiary shall not be deemed to have been interrupted, and Optionee shall not be deemed to have ceased to be an employee of the Company or a Subsidiary, by reason of (i) the transfer of Optionee's employment among the Company and its Subsidiaries or (ii) an approved leave of absence of not more than 90 days, unless Optionee has a statutory or contractual right to re-employment with the Company or a Subsidiary following an approved leave of absence of more than 90 days. To the extent that the Option shall have become exercisable, it may be exercised in whole or in part from time to time.

                  (b) Notwithstanding the provisions of paragraph 2 (a) above, the Option shall become immediately exercisable to the extent of 100% of the Option Shares upon the occurrence of a Change in Control. If any event or series of events constituting a Change in Control shall be abandoned, the effect thereof shall be null and of no further force and effect and the provisions of
Section 2 (a) shall be reinstated but without prejudice to any exercise of the Option that may have occurred prior to such nullification.

                  (c) Notwithstanding the provisions of paragraph 2 (a) above, the Option shall become immediately exercisable to the extent of 100% of the Option Shares upon the death or Disability of Optionee.

         3.       Exercises.

                  (a) This  Option,  to the extent  exercisable  as  provided in
Section 2, may be exercised by Optionee by delivery to the Company of (i) an Exercise Notice in the form attached to this Agreement as Annex A, appropriately completed and duly executed and dated by Optionee, (ii) payment in full of the Option Price for the number of Option Shares which Optionee is purchasing hereunder, and (iii) payment in full to the Company of any amounts required to be paid pursuant to Section 3(c).

                  (b) The Option Price shall be payable (a) in cash or check acceptable to the Company, (b) by transfer to the Company of Common Shares that have been owned by Optionee for more than six months prior to the date of exercise, or (c) by a combination of any of the foregoing methods of payment. The requirement of payment in cash shall be deemed satisfied if Optionee shall have made arrangements satisfactory to the Company with a broker who is a member of the National Association of Securities Dealers, Inc. to sell on the date of exercise a sufficient number of the Common Shares being purchased so that the net proceeds of the sale transaction will at least equal the aggregate Option Price, plus interest at the applicable federal rate for the period from the date of exercise to the date of payment, and pursuant to which the broker undertakes to deliver the aggregate Option Price, plus such interest, to the Company not later than the date on which the sale transaction will settle in the ordinary course of business.

                  (c) If the Company shall be required to withhold any federal, state, local or foreign tax in connection with an exercise of the Option, it shall be a condition to the exercise that Optionee pay the tax or make provisions that are satisfactory to the Company for the payment thereof.

         4.       Termination of Option.
                                       54

                  The Option shall terminate on the earliest of the following dates:

                  (a) the date on which Optionee ceases to be an employee of the Company or a Subsidiary by reason of voluntary termination, involuntary termination for Cause or any reason not described in paragraphs 4 (b) and 4 (c) below;

                  (b) 90 days after Optionee ceases to be an employee of the Company or any Subsidiary by reason of Optionee's (i) retirement from employment with the Company or any Subsidiary after reaching the age of 65 years; (ii) death; or (iii) Disability.

                  (c) 30 days after Optionee's employment is terminated under circumstances determined by the Committee to be for the convenience of the Company but without Cause.

                  (d) ten years from the Date of Grant, i.e., December 17, 2008.

In the event that Optionee commits an act that the Board determines to have been intentionally committed and materially inimical to the interests of the Company, the Option shall terminate as of the time of the commission of that act, notwithstanding any other provision of this Agreement. In the event that Optionee's employment is terminated by the Company for Cause, the Option shall terminate as of the time Optionee's employment is terminated, notwithstanding any other provision of this Agreement.

         5.       No Transfer of Option.

                  The Option may not be transferred except by will or the laws of descent and distribution and may not be exercised during the lifetime of Optionee except by Optionee or Optionee's guardian or legal representative acting on behalf of Optionee in a fiduciary capacity under state law and court supervision.

         6.       Limitations on Exercise of Option.

                  Notwithstanding any other provision of this agreement, the Option shall not be exercisable if the exercise would involve a violation of any applicable federal or state securities law, and the Company shall make reasonable efforts to comply with all such laws.

         7.       Adjustments.

                  (a) The Committee may make or provide for such adjustments in the number and kind of Option Shares and in the Option Price, as the Committee may in good faith determine to be equitably required in order to prevent dilution or expansion of the rights of Optionee that otherwise would result from
(a) any stock dividend, stock split, combination of shares, recapitalization or other change in the capital structure of the Company, or (b) any merger, consolidation, spin-off, spin-out, split-off, split-up, reorganization, partial or complete liquidation or other distribution of assets, issuance of warrants or other rights to purchase securities or any other corporate transaction or event having an effect similar to the foregoing.

                  (b) In the event of any such transaction or event, the Committee may provide in substitution for the Option such alternative consideration as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of the Option.

         8.       No Right to Employment.

                  No provision of this agreement shall limit in any way whatsoever any right that the Company or a Subsidiary may otherwise have to terminate the employment of Optionee at any time.

         9.       Rights as a Stockholder.

                  The holder of this Option shall not be, nor have any of the rights or privileges of, a holder of Common Shares in respect of any Option Shares unless and until certificates representing such shares have been issued by the Company to such holder.

         10.      Required Holding Period.

                  Anything herein to the contrary notwithstanding, the Committee reserves the right to limit the rights of Optionee to exercise the Option to the extent necessary for the Option, its exercise or the sale of Option Shares acquired thereunder (i) to be exempt from Section 16 (b) of the Exchange Act of 1934, as amended; or (ii) to satisfy all applicable federal and state securities laws.

         11.      Definitions.

                  For the purposes of this Agreement, the following terms have the following meanings:

                  (a) "Cause" means (i) the commission by Optionee of an act of fraud or embezzlement against the Company or an act which the Optionee knew to be in gross violation of Optionee's duties to the Company (including the unauthorized disclosure of confidential information), (ii) Optionee's continual failure to render services to the Company, which failure (A) amounts to gross neglect of Optionee's duties to the Company and (B) is not remedied within 10 days after notice thereof by the Company, or (iii) Optionee's conviction of a felony.

                  (b) "Change in Control" means the occurrence of any of the following events:

                         (i) The execution by the Company of an agreement for the merger, consolidation or reorganization into or with another corporation or other legal person; provided, however, that no such merger, consolidation or reorganization not less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such transaction are held in the aggregate by the holders of securities entitled to vote generally in the election of directors of the Company ("Voting Stock") immediately prior to such transaction;

                         (ii) The execution by the Company of an agreement for the sale or other transfer of all or substantially all of its assets to another corporation or other legal person; provided, however, that no such sale or other transfer shall constitute a Change in Control if as a result of such sale or transfer not less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such sale or transfer;

                         (iii)  There  is a  report  filed  on  Schedule  13D or
         Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Securities exchange Act of 1934, as amended (the "Exchange Act") disclosing that any person (as the term "person" is used in Section 13 (d) (3) or Section 14 (d) (2) of the Exchange
         Act) (other than Terrence D. Daniels, Quad-C, Inc., Quad-C Partners, L.P., Quad-C Offshore Investors L.P. or Commonwealth Investors, L.P.) has or intends to become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of securities representing a majority or more of the combined voting power of the then-outstanding Voting Stock, including, without limitation, pursuant to a tender offer or exchange offer;

                         (iv) If, during any period of two consecutive years, individuals who at the beginning of any such period constitute the directors of the Company cease for any reason to constitute at least a majority thereof; provided, however, that for purposes of this subsection (iv) each director who is first elected, or first nominated for election by the Company's stockholders, by a vote of at least two-thirds of the directors of the Company (or a committee thereof) then still in office who were directors of the Company at the beginning of any such period shall be deemed to have been a director of the Company at the beginning of such period; or

                         (v) except pursuant to a transaction described in the proviso to subsection (i) of this definition, the Company adopts a plan for the liquidation or dissolution of the Company.

                  (c) "Disability" means, as of any date, the permanent disability of Optionee in accordance with the then applicable provisions of the disability benefit program of the Company generally available to key employees of the Company or any Subsidiary.

                  (d) "Subsidiary" means any corporation in which the Company directly or indirectly owns or controls more than 50 percent of the total combined voting power of all classes of stock issued by the corporation.

         12.      Severability.

                  In the event that one or more of the provisions of this agreement shall be invalidated for any reason by a court of competent jurisdiction, any provisions so invalidated shall be deemed to be separable from the other provisions hereof, and the remaining provisions hereof shall continue to be valid and fully enforceable.

         13.      Governing Law.

                  This agreement is made under, and shall be construed in accordance with, the laws of the State of Delaware.

This Agreement is executed by the Company as of the 17th day of December 1998.


                                                         STIMSONITE CORPORATION


                                                         By
                                                         Robert E. Stutz
                                                         President and Chief
                                                         Executive Officer


         The undersigned Optionee hereby acknowledges receipt of an executed original of this Non qualified Stock Option Agreement and accepts the Option subject to the applicable terms and conditions of the Plan and the terms and conditions hereinabove set forth.



                                                         Optionee
                                       58

                                     ANNEX A
                                       to
                      Non qualified Stock Option Agreement



                             Form of Exercise Notice



         Pursuant to the Non qualified Stock Option Agreement dated as of December 17, 1998 between the undersigned and Stimsonite Corporation (the "Company"), the undersigned hereby elects to exercise his/her Option as follows:


         (a)      Number of shares purchased:


         (b)      Total purchases price ((a) x [Option Price]): $


         Please issue a single certificate for the shares being purchased in the name of the undersigned. The registered address on such certificate should be:






The undersigned's social security number is:


Date:
                                                        Optionee

                                                                   Exhibit 10.28
Atlanta Commercial Board of REALTORS, Inc.
Standard Commercial Lease Agreement
Copyright 8 September 1997


THIS LEASE is made by and among Martin A. Smith & Judy Smith_ (hereinafter called "Landlord"), and Stimsonite Corporation (hereinafter called "Tenant"), and _____No Broker__ (hereinafter called "Broker").

                                   WITNESSETH:
PREMISES
         1. Landlord, for and in consideration of the rents, covenants, agreements, and stipulations hereinafter mentioned, provided for and contained herein to be paid, kept and performed by Tenant, leases and rents unto Tenant, and Tenant hereby leases and takes upon the terms and conditions which hereinafter appear, the following described property (hereinafter called the "Premises"), to wit:

             Approximately  43,280  square  feet  office/warehouse space.

and being known as____1396 Chattahoochee Avenue, Atlanta, GA. 30318______. No easement for light or air is included in the Premises.

TERM
         2. The Tenant shall have and hold the Premises for a term of _____3 years___________________________ beginning on the ___1st___ day of
___November_________,   1998_____,   and  ending  on  the   __31_______  day  of
___October_________, 2001 , at midnight, unless sooner terminated as hereinafter provided.

RENTAL
         3. Tenant agrees to pay to ( x )Landlord or ( )Broker at the address of ( x )Landlord or ( )Broker as stated in this Lease, without demand, deduction or setoff, an annual rental of $____129,840.00_________________________ payable in equal monthly installments of $___10,820.00____________ in advance on the first day of each calendar month during the term hereof. Upon execution of this Lease, Tenant shall pay the first full month's rent due hereunder. Rental for any period during the term hereof which is for less than one month shall be a prorated portion of the monthly rental due.

LATE CHARGES
         4. If Landlord fails to receive all or any portion of a rent payment within fifteen (15) days after it becomes due, provided Tenant receives a rent due notice at least 3 days prior to Tenant's failure to pay rent on time, Tenant shall pay Landlord, as additional rental, a late charge equal to ten percent (10%) of the overdue amount. The parties agree that such late charge represents a fair and reasonable estimate of the costs Landlord will incur by reason of such late payment.

SECURITY DEPOSIT
         5. Tenant shall deposit with Landlord upon execution of this Lease $____SEE 41.7___________ as a security deposit which shall be held by Landlord, without liability to Tenant for any interest thereon, as security for the full and faithful performance by Tenant of each and every term, covenant and condition of this Lease of Tenant. If any of the rents or other charges or sums payable by Tenant to Landlord shall be overdue and unpaid or should Landlord make payments on behalf of Tenant, or should Tenant fail to perform any of the terms of this Lease, then Landlord may, at its option, appropriate and apply the security deposit, or so much thereof as may be necessary to compensate Landlord toward the payment of the rents, charges or other sums due from Tenant, or towards any loss, damage or expense sustained by Landlord resulting from such default on the part of Tenant; and in such event Tenant shall upon demand restore the security deposit to the original sum deposited. In the event Tenant furnishes Landlord with proof that all utility bills have been paid through the date of Lease termination, and performs all of Tenant's other obligations under this Lease, the security deposit shall be returned in full to Tenant within thirty (30) days after the date of the expiration or sooner termination of the term of this Lease and the surrender of the Premises by Tenant in compliance with the provisions of this Lease.

Section  7.  Intentionally omitted.

UTILITY BILLS
         6. Tenant shall pay all utility bills, including, but not limited to water, sewer, gas, electricity, fuel, light and heat bills for the Premises, and Tenant shall pay all charges for garbage collection or other sanitary services.

USE OF PREMISES
         8. The Premises shall be used for _manufacturing, warehouse & office_________ purposes only and no other. The Premises shall not be used for any illegal purposes, nor in any manner to create any nuisance or trespass, nor in any manner to vitiate the insurance or increase the rate of insurance on the Premises.

ABANDONMENT OF THE PREMISES





Atlanta Commercial Board of REALTORS, Inc.
Standard Commercial Lease Agreement
Copyright 8 September 1997

         9. Tenant agrees not to abandon or vacate the Premises during the term of this Lease and agrees to use the Premises for the purposes herein leased until the expiration hereof.

TAX AND INSURANCE ESCALATION
         10. Tenant shall pay upon demand by Landlord as additional rental during the term of this Lease, and any extension or renewal thereof, the amount by which all taxes (including but not limited to, ad valorem taxes, special assessments and any other governmental charges) on the Premises for each tax year exceed all taxes on the Premises for the tax year 1998_____. In the event the Premises are less than the entire property assessed for such taxes for any such tax year, then the tax for any such year applicable to the Premises shall be determined by proration on the basis that the rentable floor area of the Premises bears to the rentable floor area of the entire property assessed. If the final year of the Lease term fails to coincide with the tax year, then any excess for the tax year during which the term ends shall be reduced by the pro rata part of such tax year beyond the Lease term. If such taxes for the year in which the Lease terminates are not ascertainable before payment of the last month's rental, then the amount of such taxes assessed against the Property for the previous tax year shall be used as a basis for determining the pro rata share, if any, to be paid by Tenant for that portion of the last Lease year. Tenant shall further pay, upon demand, its pro rata share of the excess cost of fire and extended coverage insurance including any and all public liability insurance on the building over the cost for the first year of the Lease term for each subsequent year during the term of this Lease. Tenant's pro rata portion of increased taxes or share of excess cost of fire and extended coverage and liability insurance, as provided herein, shall be payable within fifteen (15) days after receipt of notice from Landlord as to the amount due.

INDEMNITY; INSURANCE
         11. Tenant agrees to and hereby does indemnify and save Landlord harmless against all claims for damages to persons or property by reason of Tenant's use or occupancy of the Premises, and all expenses incurred by Landlord because thereof, including attorney's fees and court costs. Supplementing the foregoing and in addition thereto, Tenant shall during the term of this Lease and any extension or renewal thereof, and at Tenant's expense, maintain in full force and effect comprehensive general liability insurance with limits of $500,000.00 per person and $1,000,000.00 per incident, and property damage limits of $100,000.00, which insurance shall contain a special endorsement recognizing and insuring any liability accruing to Tenant under the first sentence of this paragraph 11, and naming Landlord as additional insured. Tenant shall provide evidence of such insurance to Landlord prior to the commencement of the term of this Lease. Landlord and Tenant each hereby release and relieve the other, and waive its right of recovery, for loss or damage arising out of or incident to the perils insured against which perils occur in, on or about the Premises, whether due to the negligence of Landlord or Tenant or their Brokers, employees, contractors and/or invitees, to the extent that such loss or damage is within the policy limits of said comprehensive general liability insurance. Landlord and Tenant shall, upon obtaining the policies of insurance required, give notice to the insurance carrier or carriers that the foregoing mutual waiver of subrogation is contained in this Lease.

REPAIRS BY LANDLORD
         12. Landlord agrees to keep in good repair the roof, foundations and exterior walls of the Premises (exclusive of all glass and exclusive of all exterior doors) and underground utility and sewer pipes outside the exterior walls of the building, except repairs rendered necessary by the negligence or intentional wrongful acts of Tenant, its brokers, employees or invitees. If the Premises are part of a larger building or group of buildings, then to the extent that the grounds are common areas, Landlord shall maintain the grounds surrounding the building, including paving, the mowing of grass, care of shrubs and general landscaping. Tenant shall promptly report in writing to Landlord any defective condition known to it which Landlord is required to repair and failure so to report such conditions shall make Tenant responsible to Landlord for any liability incurred by Landlord by reason of such conditions.



REPAIRS BY TENANT
         13. Tenant accepts the Premises in their present condition and as suited for the uses intended by Tenant. Tenant shall, throughout the initial term of this Lease, and any extension or renewal thereof, at its expense, maintain in good order and repair the Premises, including the building, heating and air conditioning equipment (including but not limited to replacement of parts, compressors, air handling units and heating units) and other improvements located thereon, except those repairs expressly required to be made by Landlord hereunder. Unless the grounds are common areas of a building(s) larger than the Premises, Tenant further agrees to care for the grounds around the building, including paving, the mowing of grass, care of shrubs and general landscaping. Tenant agrees to return the Premises to Landlord at the expiration, or prior to termination of this Lease, in as good condition and repair as when first received, natural wear and tear, damage by storm, fire, lightning, earthquake or other casualty alone excepted. Thermoplastic applied to pavement is Tenant's removal responsibility.

ALTERATIONS
         14. Tenant shall not make any alterations, additions, or improvements to the Premises without Landlord's prior written consent. Tenant shall promptly remove any alterations, additions, or improvements constructed in violation of this Paragraph 14 upon Landlord's written request. All approved alterations, additions, and improvements will be accomplished in a good and workmanlike manner, in conformity with all applicable laws and regulations, and by a contractor approved by Landlord, free of any liens or encumbrances.

Landlord may require Tenant to remove any alterations, additions or improvements (whether or not made with Landlord's consent) at the termination of this Lease and to restore the Premises to its prior condition, all at Tenant's expense. All alterations, additions and improvements which Landlord has not required Tenant to remove shall become Landlord's property and shall be surrendered to Landlord upon the termination of this Lease, except that Tenant may remove any of Tenant's machinery or equipment which can be removed without material damage to the Premises. Tenant shall repair, at Tenant's expense, any damage to the Premises caused by the removal of any such machinery or equipment.

REMOVAL OF FIXTURES
         15. Tenant may (if not in default hereunder) prior to the expiration of this Lease, or any extension or renewal thereof, remove all fixtures and equipment which it has placed in the Premises, provided Tenant repairs all damage to the Premises caused by such removal.

DESTRUCTION OF OR DAMAGE TO PREMISES
         16. If the Premises are totally destroyed by storm, fire, lightning, earthquake or other casualty, this Lease shall terminate as of the date of such destruction and rental shall be accounted for as between Landlord and Tenant as of that date. If the Premises are damaged but not wholly destroyed by any such casualties, rental shall abate in such proportion as use of the Premises has been destroyed and Landlord shall restore the Premises to substantially the same condition as before damage as speedily as is practicable, whereupon full rental shall recommence.

GOVERNMENTAL ORDERS
         17. Tenant agrees, at its own expense, to comply promptly with all requirements of any legally constituted public authority made necessary by reason of Tenant's occupancy of the Premises. Landlord agrees to comply promptly with any such requirements if not made necessary by reason of Tenant's occupancy. It is mutually agreed, however, between Landlord and Tenant, that if in order to comply with such requirements, the cost to Landlord or Tenant, as the case may be, shall exceed a sum equal to one year's rent, then Landlord or Tenant who is obligated to comply with such requirements may terminate this Lease by giving written notice of termination to the other party by certified mail, which termination shall become effective sixty (60) days after receipt of such notice and which notice shall eliminate the necessity of compliance with such requirements by giving such notice unless the party giving such notice of termination shall, before termination becomes effective, pay to the party giving notice all cost of compliance in excess of one year's rent, or secure payment of said sum in manner satisfactory to the party giving notice.

CONDEMNATION
         18. If the whole of the Premises, or such portion thereof as will make the Premises unusable for the purposes herein leased, are condemned by any legally constituted authority for any public use or purposes, then in either of said events the term hereby granted shall cease from the date when possession thereof is taken by public authorities, and rental shall be accounted for as between Landlord and Tenant as of said date. Such termination, however, shall be without prejudice to the rights of either Landlord or Tenant to recover compensation and damage caused by condemnation from the condemner. It is further understood and agreed that neither the Tenant nor Landlord shall have any rights in any award made to the other by any condemnation authority notwithstanding the termination of the Lease as herein provided. Broker may become a party to the condemnation proceeding for the purpose of enforcing his rights under this paragraph.

ASSIGNMENT AND SUBLETTING
         19. Tenant shall not, without the prior written consent of Landlord, which shall not be unreasonably withheld, assign this Lease or any interest hereunder, or sublet the Premises or any part thereof, or permit the use of the Premises by any party other than the Tenant. Consent to any assignment or sublease shall not impair this provision and all later assignments or subleases shall be made likewise only on the prior written consent of Landlord. The assignee of Tenant, at the option of Landlord, shall become liable to Landlord for all obligations of Tenant hereunder, but no sublease or assignment by Tenant shall relieve Tenant of any liability hereunder.

EVENTS OF DEFAULT
         20.  The  happening  of  any  one  or  more  of  the  following  events
(hereinafter any one of which may be referred to as an "Event of Default") during the term of this Lease, or any renewal or extension thereof, shall constitute a breach of this Lease on the part of the Tenant: (A) Tenant fails to pay the rental as provided for herein; (B) Tenant abandons or vacates the Premises without installing Tenant connected fire-alarm equipment in premises;
(C) Tenant fails to comply with or abide by and perform any other obligation imposed upon Tenant under this Lease; (D) Tenant is adjudicated bankrupt; (E) a permanent receiver is appointed for Tenant's property and such receiver is not removed within sixty (60) days after written notice from Landlord to Tenant to obtain such removal; (F) Tenant, either voluntarily or involuntarily, takes advantage of any debt or relief proceedings under the present or future law, whereby the rent or any part thereof is, or is proposed to be reduced or payment thereof deferred; (G) Tenant makes an assignment for benefit of creditors; or
(H) Tenant's effects are levied upon or attached under process against Tenant, which is not satisfied or dissolved within thirty (30) days after written notice from Landlord to Tenant to obtain satisfaction thereof.
                                       62

REMEDIES UPON DEFAULT
         21. Upon the occurrence of an Event of Default, Landlord, in addition to any and all other rights or remedies it may have at law or in equity, shall have the option of pursuing any one or more of the following remedies:
         (A) Landlord may terminate this Lease by giving notice of termination, in which event this Lease shall expire and terminate on the date specified in such notice of termination, with the same force and effect as though the date so specified were the date herein originally fixed as the termination date of the term of this Lease, and all rights of Tenant under this Lease and in and to the Premises shall expire and terminate, and Tenant shall remain liable for all obligations under this Lease arising up to the date of such termination and Tenant shall surrender the Premises to Landlord on the date specified in such notice;
         (B) Landlord may terminate this Lease as provided in paragraph 21(A) hereof and recover from Tenant all damages Landlord may incur by reason of Tenant's default, including, without limitation, a sum which, at the date of such termination, represents the then value of the excess, if any, of (i) the monthly rental and additional rent for the period commencing with the day following the date of such termination and ending with the date hereinbefore set for the expiration of the full term hereby granted, over (ii) the aggregate reasonable rental value of the Premises (less reasonable brokerage commissions, attorneys' fees and other costs relating to the reletting of the Premises) for the same period, all of which excess sum shall be deemed immediately due and payable;
         (C) Landlord may, without terminating this Lease, declare immediately due and payable all monthly rental and additional rent due and coming due under this Lease for the entire remaining term hereof, together with all other amounts previously due, at once; provided, however, that such payment shall not be deemed a penalty or liquidated damages but shall merely constitute payment in advance of rent for the remainder of said term; upon making such payment, Tenant shall be entitled to receive from Landlord all rents received by Landlord from other assignees, tenants and subtenants on account of the Premises during the term of this Lease, provided that the monies to which Tenant shall so become entitled shall in no event exceed the entire amount actually paid by Tenant to Landlord pursuant to this clause (C) less all costs, expenses and attorneys' fees of Landlord incurred in connection with the reletting of the Premises; or
         (D) Landlord may, from time to time without terminating this Lease, and without releasing Tenant in whole or in part from Tenant's obligation to pay monthly rental and additional rent and perform all of the covenants, conditions and agreements to be performed by Tenant as provided in this Lease, make such alterations and repairs as may be necessary in order to relet the Premises, and, after making such alterations and repairs, Landlord may, but shall not be obligated to, relet the Premises or any part thereof for such term or terms (which may be for a term extending beyond the term of this Lease) at such rental or rentals and upon such other terms and conditions as Landlord in its sole discretion may deem advisable or acceptable; upon each reletting, all rentals received by Landlord from such reletting shall be applied first, to the payment of any indebtedness other than rent due hereunder from Tenant to Landlord, second, to the payment of any costs and expenses of such reletting, including brokerage fees and attorneys' fees, and of costs of such alterations and repairs, third, to the payment of the monthly rental and additional rent due and unpaid hereunder, and the residue, if any, shall be held by Landlord and applied against payments of future monthly rental and additional rent as the same may become due and payable hereunder; in no event shall Tenant be entitled to any excess rental received by Landlord over and above charges that Tenant is obligated to pay hereunder, including monthly rental and additional rent; if such rentals received from such reletting during any month are less than those to be paid during the month by Tenant hereunder, including monthly rental and additional rent, Tenant shall pay any such deficiency to Landlord, which deficiency shall be calculated and paid monthly; Tenant shall also pay Landlord as soon as ascertained and upon demand all costs and expenses incurred by landlord in connection with such reletting and in making any alterations and repairs which are not covered by the rentals received from such reletting; notwithstanding any such reletting without termination, Landlord may at any time thereafter elect to terminate this Lease for such previous breach.

Tenant acknowledges that the Premises are to be used for commercial purposes, and Tenant expressly waives the protections and rights set forth in Official Code of Georgia Annotated Section 44-7-52.


EXTERIOR SIGNS
         22. Tenant shall place no signs upon the outside walls or roof of the Premises except with the written consent of the Landlord. Any and all signs placed on the Premises by Tenant shall be maintained in compliance with governmental rules and regulations governing such signs, and Tenant shall be responsible to Landlord for any damage caused by installation, use or maintenance of said signs, and all damage incident to such removal.

LANDLORD'S ENTRY OF PREMISES
         23. Landlord may card the Premises "For Rent" or "For Sale" one hundred eighty (180) days before the termination of this Lease. Landlord may enter the Premises at reasonable hours to exhibit the Premises to prospective purchasers or tenants, to inspect the Premises to see that Tenant is complying with all of its obligations hereunder, and to make repairs required of Landlord under the terms hereof or to make repairs to Landlord's adjoining property, if any.

EFFECT OF TERMINATION OF LEASE
         24. No termination of this Lease prior to the normal ending thereof, by lapse of time or otherwise, shall affect Landlord's right to collect rent for the period prior to termination thereof.

SUBORDINATION
         25. At the option of Landlord, Tenant agrees that this Lease shall remain subject and subordinate to all present and future mortgages, deeds to secure debt or other security instruments (the "Security Deeds") affecting the Building or the Premises, and Tenant shall promptly execute and deliver to Landlord such certificate or certificates in writing as Landlord may request, showing the subordination of the Lease to such Security Deeds, and in default of Tenant so doing, Landlord shall be and is hereby authorized and empowered to execute such certificate in the name of and as the act and deed of Tenant, this authority being hereby declared to be coupled with an interest and to be irrevocable. Tenant shall upon request from Landlord at any time and from time to time execute, acknowledge and deliver to Landlord a written statement certifying as follows: (A) that this Lease is unmodified and in full force and effect (or if there has been modification thereof, that the same is in full force and effect as modified and stating the nature thereof); (B) that to the best of its knowledge there are no uncured defaults on the part of Landlord (or if any such default exists, the specific nature and extent thereof); (C) the date to which any rent and other charges have been paid in advance, if any; and
(D) such other matters as Landlord may reasonably request. Tenant irrevocably appoints Landlord as its attorney-in-fact, coupled with an interest, to execute and deliver, for and in the name of Tenant, any document or instrument provided for in this paragraph.

QUIET ENJOYMENT
         26. So long as Tenant observes and performs the covenants and agreements contained herein, it shall at all times during the Lease term peacefully and quietly have and enjoy possession of the Premises, but always subject to the terms hereof.

NO ESTATE IN LAND
         27. This Lease shall create the relationship of Landlord and Tenant between the parties hereto. No estate shall pass out of Landlord. Tenant has only a usufruct not subject to levy and sale, and not assignable by Tenant except by Landlord's consent.

HOLDING OVER
         28. If Tenant remains in possession of the Premises after expiration of the term hereof, with Landlord's acquiescence and without any express agreement of the parties, Tenant shall be a tenant at will at the rental rate which is in effect at end of this Lease and there shall be no renewal of this Lease by operation of law. If Tenant remains in possession of the Premises after expiration of the term hereof without Landlord's acquiescence, Tenant shall be a tenant at sufferance and commencing on the date following the date of such expiration, the monthly rental payable under Paragraph 3 above shall for each month, or fraction thereof during which Tenant so remains in possession of the Premises, be 150% the monthly rental otherwise payable under Paragraph 3 above.

ATTORNEY'S FEES
         29. In the event that any action or proceeding is brought to enforce any term, covenant or condition of this Lease on the part of Landlord or Tenant, the prevailing party in such litigation shall be entitled to recover reasonable attorney's fees to be fixed by the court in such action or proceeding, in an amount at least equal to fifteen percent of any damages due from the non-prevailing party. Furthermore, Landlord and Tenant agree to pay the attorney's fees and expenses of (A) the other party to this Lease (either Landlord or Tenant) if it is made a party to litigation because of its being a party to this Lease and when it has not engaged in any wrongful conduct itself, and (B) Broker if Broker is made a party to litigation because of its being a party to this Lease and when Broker has not engaged in any wrongful conduct itself.

RIGHTS CUMULATIVE
         30. All rights, powers and privileges conferred hereunder upon parties hereto shall be cumulative and not restrictive of those given by law.

WAIVER OF RIGHTS
         31. No failure of Landlord to exercise any power given Landlord hereunder or to insist upon strict compliances by Tenant of its obligations hereunder and no custom or practice of the parties at variance with the terms hereof shall constitute a waiver of Landlord's right to demand exact compliance with the terms hereof.

Sections 32 through 35.  Intentionally omitted.

ENVIRONMENTAL LAWS
         36. Landlord represents to the best of its knowledge and belief, (A) the Premises are in compliance with all applicable environmental laws, and (B) there are not excessive levels (as defined by the Environmental Protection Agency) of radon, toxic waste or hazardous substances on the Premises. Tenant represents and warrants that Tenant shall comply with all applicable environmental laws and that Tenant shall not permit any of his employees, brokers, contractors or subcontractors, or any person present on the Premises to generate, manufacture, store, dispose or release on, about, or under the Premises any toxic waste or hazardous substances which would result in the Premises not complying with any applicable environmental laws.

TIME OF ESSENCE
         37.  Time is of the essence of this Lease.

DEFINITIONS
         38. "Landlord" as used in this Lease shall include the undersigned, its heirs, representatives, assigns and successors in title to the Premises, "Tenant" shall include the undersigned and its heirs, representatives, assigns and successors, and if this Lease shall be validly assigned or sublet, shall include also Tenant's assignees or subtenants as to the Premises covered by such assignment or sublease. "Landlord", "Tenant" and "Broker" include male and female, singular and plural, corporation, partnership or individual, as may fit the particular parties.

NOTICES
         39. All notices required or permitted under this Lease shall be in writing and shall be personally delivered or sent by U.S. Certified Mail, return receipt requested, postage prepaid. Notices to Tenant shall be delivered or sent to the address shown below, except that upon Tenant's taking possession of the Premises, then the Premises shall be Tenant's address for notice purposes. Notices to Landlord and Broker shall be delivered or sent to the addresses hereinafter stated, to wit:

         Landlord:  5300 Long Island Drive N.W.
                     Atlanta, GA.  30327


         Tenant:      7542 N. Natchez Avenue
                      Niles, IL.  60714-3804


         Broker:

Monthly written rent due notice need not be sent by U.S. certified mail and rent due notice is effective within five (5) days of mailing by Landlord.

All notices shall be effective upon delivery. Any party may change his notice address upon written notice to the other parties.

ENTIRE AGREEMENT
         40. This Lease contains the entire agreement of the parties hereto, and no representations, inducements, promises or agreements, oral or otherwise, between the parties, not embodied herein, shall be of any force or effect. No subsequent alteration, amendment, change or addition to this Lease, except as to changes or additions to the Rules and Regulations described in paragraph 7, shall be binding upon Landlord or Tenant unless reduced to writing and signed by Landlord and Tenant.

SPECIAL STIPULATIONS
         41. Any special stipulations are set forth in the attached Exhibit ___A____. Insofar as said Special Stipulations conflict with any of the foregoing provisions, said Special Stipulations shall control.


                                    EXHIBIT A
             SPECIAL STIPULATIONS TO 1396 CHATTAHOOCHEE AVENUE LEASE

41.1. The following improvements shall be made by the Landlord to the leased premises:

Group 1 Improvements:

1. Replace the existing central HVAC unit located behind the ladies bathroom. Eliminate the other existing HVAC unit. Install all necessary HVAC supply and return duct lines and register to serve all new and existing office areas. Eliminate the small office unit that services four of the current offices.

2. Construct 5 interior offices within the main office area, including proper lighting, HVAC and providing for Tenant's voice and data lines. (3-10'x12', 1- 12'x14' and 1- 14'x18'). The size of the offices may vary slightly in size due to possible existing office space constraints.

3. Install new carpet throughout the main office area along with new wall finishes for all new and existing offices.

4. Expand the existing lunchroom to accommodate seating for 40 people and 3-4 vending machines including proper HVAC and electrical service.

5. Renovate the men's and ladies bathrooms to include new sinks, fixtures and all new partitions along with new wall finishes and floor tile. HVAC for both bathrooms will be fully operational and warranted for 24 months.

6.   Repair or replace all gutters and downspouts and overhang deterioration.

7. Cut two forklift size openings in the office storage area rear wall, and remove floor treatments to allow the area to be used for additional warehouse space. Should the Tenant deem it necessary, they are permitted to neatly demolish the office storage area to provide maximum additional warehouse space, and shall not be required to replace said structure upon termination of the lease or any renewals.

Group 2 Improvements:

1. Add a parking area in front of the building that will provide permanent parking for at least 44 cars along side and front of building.

2. The rear dock access will be improved to accommodate a comfortable swing for 40 ft. common carrier trucks and provide proper grade level access to the rear truck shop roll-up door. Tenant shall remove thermoplastic build-up located at door entrance.

3.   Install a new rear truck-dock overhang.

4. Provide storm drainage from the rear of the building to connect either to the City of Atlanta storm drain system or to another location as the City may designate.

It shall be the responsibility of the Tenant to make the premises available to contractors to expeditiously complete their respective improvement responsibilities. This may require on occasion evening and weekend access to the leased premises.


                                                              MS    Landlord
                                                INITIALS
                                                              TR    Tenant


41.2. Not withstanding Section 3 hereinabove, until such time as the Group 1 improvements are completed the rent shall be payable at the rate of $2.25 per square foot per annum. When the Group 1 improvements are completed, rent shall be payable at the rate of @2.60 per square foot per annum. When the Group 2 improvements are completed rent shall be payable at the rate of $2.65 per square foot per annum. Upon completion of both the Group 1 and Group 2 improvements the full rental, as described in Section 3 [on page] of the lease, shall be payable at the rate of $3.00 per square foot per annum.

41.3 If all of the improvements are not completed within one year of the commencement of this lease, tenant shall have the option of terminating the lease.

41.4 In the event there is a difference of opinion between landlord and tenant regarding the completion of the improvements, an independent architect would be retained as an arbitrator. The cost for such service would be shared 50/50 between landlord and tenant.

41.5 Tenant currently leases the premises. If the Group 1 improvements are completed before the expiration of the existing lease the rent on the existing lease shall increase to $2.60 per square foot per annum.If the Group 2 improvements are completed before the expiration of the existing lease the rent on the existing lease shall increase to $2.65 per squarefoot per annum. Upon completion of both the Group 1 and Group 2 improvements, if prior to expiration of the existing lease, the full rental, as described in Section 3[on page 1] of the lease, shall be payable at the rate of %3.00 per square foot per annum. The square footage of the building is 43,282.

41.6 The tenant has the option to renew the lease for two additional three year periods. Each renewal term rent shall increase by 8% over the prior lease term rent then in effect at the time of renewal. The tenant shall notify the landlord in writing of its intent to renew at least six (6) months prior to the expiration of the original and renewal lease.

41.7 The first sentence in Section 5 (SECURITY DEPOSIT) hereinabove is amended to read: Tenant shall deposit with Landlord upon execution of this Lease $10,840.00, less $6,000.00 existing security deposit, as a security deposit which shall be deposited by Landlord in an interest bearing money management account with interest accruing for the benefit of Tenant, as security for the full and faithful performance by Tenant of each and every term, covenant and condition of this Lease of Tenant.

41.8 Notwithstanding Section 16 hereinabove, partially damaged premises shall be repaired within on hundred twenty (120) days after the date upon which Landlord is notified by Tenant of such damage unless Landlord notifies Tenant within 20 days of such notice that Landlord will not be able to complete the repairs within 120 days; the Tenant may at its option terminate this lease by delivering written notice of termination to Landlord as Tenant's exclusive remedy, whereupon this Lease shall terminate upon Tenant vacating the premises.

Tenant acknowledges that Tenant has read and understands the terms of this Lease and has received a copy of it.

IN WITNESS WHEREOF, the parties herein have hereunto set their hands and seals, in triplicate.

          LANDLORD:
          ___S / Martin A. Smith ___________________________________   (SEAL)
          ___S / Judy Smith __________________________________________ (SEAL)

          Date and time executed by Landlord:  08/04/98      4:00 pm

          TENANT:
          ___S / Thomas C.Ratchford _____________________              (SEAL)
         ____Vice President_____________________________               (SEAL)

          Date and time executed by Tenant:    08/07/98      9:30 am

                                                                   Exhibit 10.29

                             STIMSONITE CORPORATION
                               EXECUTIVE OFFICERS
                        1999 INCENTIVE COMPENSATION PLAN


  SUBJECT: Incentive Compensation Plan for the Executive Officers of the Company for the time period of January 1, 1999 through December 31, 1999.

  PURPOSE: To institute a compensation package providing a monetary incentive to meet and exceed predetermined financial goals and personal objectives. Nothing herein is meant to guarantee or should be construed as guaranteeing employment for a specific term or the payment of any bonus (hereunder or otherwise).

  INCENTIVE     Each Executive Officer will be eligible for an annual incentive
  COMPENSATION: bonus("Target Bonus")equal to a set percentage of the Executive
                Officer's 1999 year  ending  base salary  ("Base  Salary"). The
                Target Bonus has two  components:  (i)  Financial Objective
                Component;  Bonus  plus (ii)  Personal Objective   Component
                Bonus.  The  criteria  for earning the Financial  Objective
                Component Bonus and the Personal  Objective Component Bonus are
                customized   for  each   Executive   Officer  and approved  by
                the  Compensation  Committee  of the Company's Board of
                Directors. Refer to Schedule A for   details  of  the   Target
                Bonus and the components and the calculation thereof for each Executive Officer.

                Financial  Objectives  -  A  Financial  Objective
                Component Bonus is based on the financial performance of the Company on a consolidated basis and/or certain product lines. It will comprise 75% to 100% of the Target Bonus, depending on the individual. Calculation of the actual payout requires a comparison of actual income for the Company on a consolidated basis and/or for a particular product line against pre-established Income targets ("Earnings Targets"). Depending on the level of actual income, "points" will be earned by the Executive Officer. The points will be inserted in a formula, defined in Schedule A, to compute the bonus payment. If the actual income is equal to the related Earnings Target, then the Executive Officer would earn 100 points. If the actual income is less than or more than the Earnings Target, then the Executive Officer would earn less than or more than 100 points, as the case may be. No points will be earned in 1999 unless the actual level of income is equal to or more than the actual level of income earned in 1998. The maximum award is 200 points. The maximum points are awarded if relevant earnings are at a defined maximum achievement level.

                Personal Performance Objectives - Personal Objectives are measurable goals approved by the Compensation Committee of the Company's Board of Directors.Payment for the Personal Objective Component Bonus will equal 0 to 25% of the Target Bonus, depending upon the individual. Payment for the Personal Objective Component Bonus is calculated based on the percentage of completion of each objective. Up to 100 points can be earned for full achievement of all personal objectives.


  EFFECTIVE     This plan will be in effect during the 1999 fiscal year
  DATES         subject to the Company's right to terminate or amend the plan upon thirty (30) days' written notice. Participants who resign from or are terminated from the Company during the plan year or prior to the payout date will not receive an award. The payout date will occur when audited year end statements are available, usually within 60 days of the end of the fiscal year.

  BENEFITS:     Life insurance,long-term disability, the savings and investment plan, and the capital accumulation plan benefits will be based on the participant's Base Salary only.

 RESOLUTION OF  In the event of any dispute as to the interpretation or
 DISPUTES:      application of the provisions of this agreement, the decision of the Compensation Committee of the Company's Board of Directors shall be final and binding on all parties.

 COMPLETE       This agreement amends, supersedes and entirely replaces all
 AGREEMENT:     previous agreements and  understandings,  oral or written,  with respect to incentive compensation payments and shall constitute the exclusive basis upon which such payments shall be made during the period in which this agreement remains in effect.


                                                                    Schedule A
TARGET BONUS INFORMATION


                                                 Target           Composition of Target Bonus
Executive Officer       Title                    Bonus*         Financial          Personal Objectives

Robert E. Stutz         President                  60%             100%                 0%

Michael A. Cherwin      VP-Human Resources         50%              75%                25%

Lew C. Coffin           VP - Operations            50%              75%                25%

Clifford S. Deremo      VP-Sales and Marketing     50%              75%                25%

Robert M. Pricone       VP - Engineering           50%              75%                25%

Thomas C. Ratchford     VP-Finance                 50%              75%                25%

Vice President - International (if hired)          50%              75%                25%



* expressed as a percentage of base salary

                                 Payment Formula

            Total Incentive Compensation Payment equals A + B where:


A = Financial Objective Component Bonus, under which payment is calculated as:

(Points achieved/100) x [75%to100%,depending on the individual] x (Target Bonus)

                                       AND

B = Personal Objective Component Bonus, under which payment is calculated as:

(Points achieved/100) x [0% to 25%,depending on the individual] x (Target Bonus)

                                                                    Exhibit 21.1


                                  Subsidiaries


1. Stimsonite Australia Pty Limited, a corporation organized under the laws of New South Wales, Australia

2. Stimsonite Europa Limited, a corporation organized under the laws of the United Kingdom

3. Stimsonite Foreign Sales Corporation, a corporation organized under the laws of Barbados

4. Stimsonite Hong Kong Limited, a corporation organized under the laws of Hong Kong

5. Stimsonite International Corporation, a Delaware corporation

6. Stimsonite Paint Corporation, a Delaware Corporation

7. Stimsonite do Brasil LTDA, a corporation organized under the laws of Brazil.

                                                                    Exhibit 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Stimsonite Corporation of Form S-8 (File Nos. 33-79506 and 33-79508) of our report dated February 11, 1999 on our audits of the consolidated financial statements and financial statement schedule of Stimsonite Corporation and Subsidiaries as of December 31, 1998 and 1997, and for each of three years in the period ended December 31, 1998, included in or incorporated by reference in Stimsonite Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

/s/ PricewaterhouseCoopers LLP


Chicago, Illinois
March 26, 1999

                                                                    Exhibit 24.1
                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                         /s/ Terrence D. Daniels
                                                             Terrence D. Daniels

                                                                    Exhibit 24.2

                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                     /s/ Lawrence S. Eagleburger
                                                         Lawrence S. Eagleburger

                                                                    Exhibit 24.3

                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                            /s/ Donald H. Haider
                                                                Donald H. Haider

                                                                    Exhibit 24.4

                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                       /s/ Edward T. Harvey, Jr.
                                                           Edward T. Harvey, Jr.

                                                                    Exhibit 24.5

                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                         /s/ Anthony R. Ignaczak
                                                             Anthony R. Ignaczak

                                                                    Exhibit 24.6
                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                        /s/ Richard J.M. Poulson
                                                            Richard J.M. Poulson

                                                                    Exhibit 24.7

                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                           /s/ Samuel K. Skinner
                                                               Samuel K. Skinner

                                                                    Exhibit 24.8

                                Power of Attorney


The undersigned, as a director of Stimsonite Corporation (the "Company"), does hereby constitute and appoint Robert E. Stutz and Thomas C. Ratchford, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and any and all amendments thereto, and to file the same with exhibits and schedules thereto and other documents therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of March 1999.



                                                               /s/ Jay R. Taylor
                                                                   Jay R. Taylor