Form 10-Q
period 1999-04-04
STIMSONITE CORP
filed 1999-05-07
CIK 876400

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 4,1999

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 15,1999 was 8,343,877.

                             STIMSONITE CORPORATION

                                      Index

                                                                         Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets                           3
             Condensed Consolidated Statements of Operations
               and Comprehensive Income                                      4
             Condensed Consolidated Statements of Cash Flows                 5
             Notes to Condensed Consolidated Financial Statements          6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risks        15

Part II. Other Information
Item 6.  Exhibits and Reports on Form 8-K                                   16


         Signatures                                                         17

         Exhibit Index                                                      18

                                     PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements.

                                STIMSONITE CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Dollars in Thousands)


                                                                             4/4/99         12/31/98
                                                                         ------------     ---------------
                                                                           (Unaudited)      (Audited)
ASSETS

Current assets

        Cash and cash equivalents                                               $599              $1,645
        Trade accounts receivable less allowance for
              doubtful accounts of $602 (1999)
              and $737 (1998)                                                 16,179              18,686
        Inventories                                                           12,809              11,921
        Prepaid expenses and other                                             1,927               2,007
        Deferred tax assets                                                    1,261               1,261
                                                                         ------------     ---------------
                           Total current assets                               32,775              35,520

Property, plant and equipment, net                                            15,628              14,604
Intangible assets, net                                                         8,247               8,814
Deferred financing costs, net                                                    176                 191
Deferred tax assets and other                                                  1,939               1,943
                                                                         ------------     ---------------
                           Total assets                                      $58,765             $61,072
                                                                         ============     ===============




LIABILITIES

Current liabilities:
        Accounts payable                                                      $7,901              $8,552
        Current maturities of long-term debt                                   2,500               2,500
        Other accrued expenses                                                 1,121               1,412
                                                                         ------------     ---------------
                  Total current liabilities                                   11,522              12,464

Accrued postretirement benefits                                                  556                556

Long-term debt                                                                17,000              17,575
                                                                         ------------     ---------------
                  Total liabilities                                           29,078              30,595

STOCKHOLDERS' EQUITY

Total stockholders' equity                                                    29,687              30,477
                                                                         ------------     ---------------
                  Total liabilities and stockholders' equity                 $58,765             $61,072
                                                                         ============     ===============

See Accompanying Notes

               STIMSONITE CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                        Quarter Ended          Twelve Months Ended
                                                   4/4/99        4/5/98        4/4/99        4/5/98
                                                ----------    ----------    ----------    ----------

Net sales                                         $15,449       $13,857       $88,954       $80,618
Cost of goods sold                                 11,408        10,244        57,216        53,864
                                                ----------    ----------    ----------    ----------

Gross profit                                        4,041         3,613        31,738        26,754

Operating expenses:
  Selling and administrative                        3,813         3,474        15,998        14,134
  Research and development                            572           817         2,492         2,258
  Amortization of intangibles                         647           683         2,525         2,702
                                                ----------    ----------    ----------    ----------

Total operating expenses                            5,032         4,974        21,015        19,094
                                                ----------    ----------    ----------    ----------

Operating income (loss)                              (991)       (1,361)       10,723         7,660

Interest expense                                      394           430         1,705         2,154
Minority interest                                     ---           ---            41           ---
                                                ----------    ----------    ----------    ----------

Income (loss) before income tax
  provision (benefit)                              (1,385)       (1,791)        8,977         5,506

Income tax provision (benefit)                       (596)         (742)        3,814         2,150
                                                ----------    ----------    ---------     ----------

Net income (loss)                                   ($789)      ($1,049)       $5,163        $3,356
                                                ----------    ----------    ----------    ----------


Other comprehensive income (loss) - net of tax:
   Foreign exchange translation                        (1)          (19)         (128)         (124)
                                                ----------    ----------    ----------    ----------

Comprehensive income (loss) - net of tax            ($790)      ($1,068)       $5,035        $3,232
                                                ==========    ==========    ==========    ==========

Earnings (loss) per common and common
equivalent share:

Net income (loss):
      Basic                                        ($0.09)       ($0.12)        $0.62         $0.39
      Diluted                                      ($0.09)       ($0.12)        $0.61         $0.39


Weighted average number of shares and
share equivalents outstanding :
      Basic                                     8,343,877     8,498,442     8,356,540     8,498,442
      Diluted                                   8,343,877     8,498,442     8,516,653     8,615,321


See Accompanying Notes

                                    STIMSONITE CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)

                                                                       Three Months Ended             Twelve Months Ended
                                                                   -----------------------------   -----------------------------

                                                                      4/4/99          4/5/98          4/4/99          4/5/98
                                                                   -------------   -------------   -------------    ------------



Net cash provided by (used in) operating activities:                     $1,346           ($988)         $8,669          $9,553

Cash flows from investing activities:
       Purchase of property, plant and equipment                         (1,789)           (802)         (7,657)         (2,881)
       Proceeds from disposal of property, plant and equipment               -               -            751             5,750
                                                                  -------------   -------------   -------------    ------------

       Net cash (used in) provided by investing activities               (1,789)           (802)         (6,906)          2,869

Cash flows from financing activities:
       Proceeds from the issuance of common stock                             -               8               -              34
       Payments to reacquire common stock                                     -            (493)           (165)         (1,537)
       Principal payments under capital lease obligations                   (27)            (65)           (164)           (273)
       Proceeds from long-term debt                                       3,050           3,000           9,350           6,725
       Payments on long-term debt                                        (3,625)           (625)        (10,300)        (17,000)
                                                                   -------------   -------------   -------------    ------------
       Net cash provided by (used in) financing activities                 (602)          1,825          (1,279)        (12,051)

       Effect of exchange rate changes on cash                               (1)            (31)           (226)           (208)
                                                                   -------------   -------------   -------------    ------------

       Net increase (decrease) in cash and cash equivalents              (1,046)              4             258             163

       Cash and cash equivalents, beginning of period                     1,645             337             341             178
                                                                   -------------   -------------   -------------    ------------

       Cash and cash equivalents, end of period                            $599            $341            $599            $341
                                                                   =============   =============   =============    ============



Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                             $389            $408          $1,749          $2,124

      Cash paid during the period for income taxes                             -           $222          $4,868          $1,029





See Accompanying Notes

                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)

Note 1 - Financial Information

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to, or as permitted by, such rules and regulations. In the opinion of management, the financial information presented reflects all adjustments (which are normal and recurring) that are necessary for a fair statement of financial results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

The Company's business is seasonal and, accordingly, comparative twelve month trailing information is provided. The financial information included herein at April 4, 1999 and for the periods ended April 4, 1999 and April 5, 1998 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal and recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operations for these periods. The information in the condensed consolidated balance sheet at December 31, 1998 was derived from the Company's consolidated financial statements included in the 1998 Form 10-K.

The results for the quarter ended April 4, 1999 are not necessarily indicative of results that can be expected for the full year ending December 31, 1999.


Note 2 - Inventories

Inventories consist of the following:

                                                             April 4,                 December 31,
                                                               1999                       1998
                                                         ----------------        ----------------------
($000)                                                      (Unaudited)               (Audited)
Raw materials                                                     $5,447                    $4,714
Work in process                                                    1,931                     1,465
Finished goods                                                     5,431                     5,742
                                                               ---------                 ---------
                                                                 $12,809                   $11,921
                                                                  ======                    ======


Note 3 - Earnings Per Share

The computation of basic and diluted EPS, as prescribed by SFAS 128, is presented below:

                                                                                  Weighted
                                                           Net Income (Loss)   Average Shares        Per Share
                                                            (Numerator)        (Denominator)          Amounts
Quarter ended April 4, 1999

Basic EPS
Income (loss) available to common stockholders                  ($789,000)            8,343,877          ($0.09)

Effect of dilutive options                                            -                     -               -

Diluted EPS
Income (loss) available to common stockholders
plus assumed conversions                                        ($789,000)           $8,343,877          ($0.09)

----------------------------------------------------------------------------------------------------------------
Quarter ended April 5, 1998

Basic EPS
Income (loss) available to common stockholders                ($1,049,000)            8,498,442          ($0.12)

Effect of dilutive options                                            -                     -               -

Diluted EPS
Income (loss) available to common stockholders
plus assumed conversions                                      ($1,049,000)           $8,498,442          ($0.12)

----------------------------------------------------------------------------------------------------------------
Twelve months ended April 4, 1999

Basic EPS
Income available to common stockholders                        $5,163,000             8,356,540           $0.62

Effect of dilutive options                                            -                 160,113           $0.01

Diluted EPS
Income available to common stockholders
plus assumed conversions                                       $5,163,000             8,516,653           $0.61

----------------------------------------------------------------------------------------------------------------
Twelve months ended April 5, 1998

Basic EPS
Income available to common stockholders                        $3,356,000             8,498,442           $0.39

Effect of dilutive options                                            -                 116,879             -

Diluted EPS
Income available to common stockholders
plus assumed conversions                                       $3,356,000             8,615,321           $0.39

----------------------------------------------------------------------------------------------------------------

4. Operating Segments and Geographic data:

The Company is engaged in one line of business - the manufacture and sale of highway safety products - which represents more than 90% of consolidated sales. The Company's marketing strategy emphasizes a single sales force for all of its products. Substantially all of the Company's customers are active in the highway construction industry. Accordingly, financial results are reported as a single industry segment. Sales and selected financial information by geographic area for the three months ended April 4, 1999 and April 5, 1998 are as follows:


     Three months ending April 4, 1999                      United States    International   Consolidated
     ---------------------------------                      -------------    ----------------------------
     Revenues from external parties...........................    $14,164         $1,285         $15,449
     Operating loss...........................................       (837)          (154)           (991)
     Net loss.................................................       (638)          (151)           (789)
     Total assets.............................................     54,065          4,700          58,765
     Long lived assets........................................     22,605          1,270          23,875

     Three months ending April 5, 1998                      United States    International   Consolidated
     ---------------------------------                      -------------    ----------------------------
     Revenues from external parties...........................    $12,063         $1,794         $13,857
     Operating loss...........................................     (1,307)           (54)         (1,361)
     Net loss.................................................       (995)           (54)         (1,049)
     Total assets.............................................     49,293          5,574          54,867
     Long lived assets........................................     20,944          1,604          22,548

Revenues from external parties, as noted above, are recognized based on point of origin.

International assets are principally trade receivables, inventory and goodwill associated with the acquisition of Simsco. United States revenue includes export sales to non-affiliates for the three months ended April 4, 1999 and April 5, 1998 of $1,736 and $1,220 respectively.


Note 5  -  Impact of New Accounting Standards

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company for the three months and twelve months ended April 4, 1999 and April 5, 1998. The following should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1998 Form 10-K.

The Company manufactures and markets reflective highway safety products, which are designed to offer enhanced visual guidance to vehicle operators and pedestrians in a variety of driving conditions. The Company operates in one business segment. Its products are sold primarily by a single sales force to similar customers in the highway construction business.

Seasonality and Quarterly Results

The Company's sales are seasonal. The domestic highway maintenance and construction season tends to reach its peak in the second and third quarters of the year, and domestic sales of the Company's products are generally highest in these quarters. While international sales are also seasonal, international maintenance and construction seasons vary from the domestic season and tend to offset somewhat the seasonality of domestic sales. International sales constituted 19.6% and 21.8% of net sales in the first quarters of 1999 and 1998, respectively, and 15.4% and 16.5% of net sales in the twelve month period ending April 4, 1999 and April 5 1998, respectively. Because the Company operates with little backlog, sales in any given quarter generally result from orders booked and shipped in that quarter. Accordingly, net sales and operating income are particularly sensitive to the timing of domestic market demand and tend to be highest in the second and third quarters, whereas net sales and operating income tend to be reduced during the first and fourth quarters, resulting in either operating losses or reduced earnings for those periods. In addition, the Company's performance in any given quarter is affected by weather anomalies.

The Company's sales are dependent on the ability and willingness of the federal and state governments to fund highway construction projects. Such sales may be affected by real or perceived uncertainty concerning the level of government funding for highway construction projects. In 1998, the U.S. Congress approved a new federal highway spending bill. The Company expects that the new federal highway bill will increase the number of new highway construction projects, which, over an extended period of time, may benefit the sale of the Company's products.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's condensed consolidated statement of operations and the percentage change in each item from the prior comparable period.


Table.                             Percentage of     Inc (Dec)        Percentage of         Inc (Dec)
                                     Net Sales       % Change           Net Sales           % Change
                                   Quarter Ended       from        Twelve Months Ended        from
                                  4/4/99   4/5/98   Prior Period     4/4/99   4/5/98      Prior Period

Net sales                        100.0 %    100.0 %    11.5  %       100.0 %     100.0  %       10.3   %

Cost of goods sold                73.8       73.9      11.4           64.3        66.8           6.2

Gross profit                      26.2       26.1      11.9           35.7        33.2          18.7

Selling and administrative        24.7       25.1       9.8           18.0        17.5          13.2

Research and development           3.7        5.9     (30.0)           2.8         2.8          10.4

Amortization of intangibles        4.2        4.9      (5.3)           2.8         3.4          (6.6)

Operating income (loss)           (6.4)      (9.8)     27.2           12.1         9.5          40.0

Interest expense                   2.6        3.1      (8.4)           1.9         2.7         (20.8)

Income (loss) before provision
  for income taxes                (9.0)     (12.9)     22.7           10.1         6.8          63.0

Net income (loss)                 (5.1)      (7.6)     24.8            5.8         4.2          53.8



Quarter ended April 4, 1999
Compared to
Quarter ended April 5, 1998

Net sales of $15.4 million for the quarter ended April 4, 1999 increased $1.6 million or 11.5% from the comparable fiscal 1998 quarter. Net domestic sales of highway delineation products increased 6.4% compared with the first quarter of 1998, while domestic sales of optical film products increased by 43.5%. International sales in the first quarter were unchanged from last year. The 43.5% increase in domestic sales of optical film reflected a continued acceptance of the Company's products among many of the large governmental buyers.

Cost of goods sold for the first quarter of 1999 totaled $11.4 million compared to $10.2 million for the 1998 period. The $1.2 million increase in cost of goods sold is attributable to a higher sales volume. As a percentage of net sales, cost of goods sold decreased slightly from 73.9% in the first quarter of 1998 to 73.8% in 1999.

Selling and administrative expenses for the first quarter of 1999 were $3.8 million compared to $3.5 million in the first quarter of 1998. The 9.8% increase is largely due to the employment of additional sales personnel and higher sales commission expenses associated with a higher sales volume. As a percentage of net sales, selling and administrative expenses were 24.7% in 1999 and 25.1% in the 1998 period.

Research and development expenses for the first quarter of 1999 were $0.6 million compared to $0.8 million in the first quarter of 1998.

Interest expense was $0.4 million in the first quarter of 1999 and $0.4 million in 1998.

Income tax benefit of $0.6 million in the first quarter of 1999 reflected an estimated annual effective tax rate of 43.0% compared to a $0.7 million tax benefit and a 41.4% rate in the first quarter of 1998.


Twelve months ended April 4, 1999
Compared to
Twelve months ended April 5, 1998

Net sales for the twelve months ended April 4, 1999 were $89.0 million, an increase of $8.3 million or 10.3% compared to 1998. Net domestic sales of highway delineation products increased $3.0 million or 5.1% compared with the twelve months ended April 5, 1998. Net domestic sales of optical film increased $4.9 million, or 60.3%, due to the receipt of several large supply contracts from governmental buyers. Net international sales increased $0.4 million or 3.1% compared with the twelve months ended April 5, 1998.

Cost of goods sold for the twelve months ended April 4, 1999 totaled $57.2 million (64.3% of net sales) compared to $53.9 million (66.8% of net sales) in the comparable 1998 period. The corresponding 2.5% increase in gross margin is largely attributable to improved productivity in the Company's manufacturing processes.

Selling and administrative expenses for the twelve months ended April 4, 1999 totaled $16.0 million, an increase of $1.9 million or 13.2% compared to the previous twelve month period. As a percentage of net sales, selling and administrative expenses were 18.0% in 1999 and 17.5% in 1998. Increases in expenses were largely the result of additional sales personnel for the optical film product line and higher incentive compensation costs associated with improved net income.

Research and development expenses for the twelve months ended April 4, 1999 were $2.5 million (2.8% of net sales) compared to $2.3 million
(2.8% of net sales) in the previous twelve month period.

Interest expense for the twelve months ended April 4, 1999 was $1.7 million, compared to $2.2 million in the previous twelve month period. The decrease was the result of a lower level of debt primarily due to the repayment of debt with $5.8 million in net proceeds from the sale of the Company's Waukegan, Illinois property on August 1, 1997.

Liquidity and Capital Resources

The Company finances working capital requirements and capital expenditures through internally generated funds, revolving borrowings and lease financing. During the three month period ended April 4, 1999, the Company decreased borrowings under its long term credit facility by $0.6 million. The principal inflows and outflows of cash during the three months ended April 4, 1999 were as follows:

                                Cash Flow Summary
                        Three Months Ended April 4, 1999

                                   ($millions)

         Cash inflows

         Net cash provided by operating activities                      $ 1.3
         Other                                                            0.1
                                                                       -------

                  Total inflows                                           1.4
                                                                       -------

         Cash outflows

         Capital expenditures                                            (1.8)
         Repayment of long term debt, net                                (0.6)
                                                                       -------

                  Total outflows                                         (2.4)

         Net change in cash balance                                     $(1.0)
                                                                       -------

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

The Company has historically borrowed funds available under its revolving credit facilities to fund working capital during its first and second quarters. During the third and fourth quarters, the Company normally reduces its borrowings using funds generated by normal operating activities. During the first three months of fiscal 1999, operating activities provided the Company with $1.3 million in cash, compared to $1.0 million used during the same period of 1998. The $2.3 million increase in cash flow from operating activities during the period was the result of an increase in net earnings ($0.3 million) and relative changes in working capital ($2.0 million). The Company realized $8.7 million from operating activities in the twelve month period ended April 4, 1999, compared to $9.6 million from operating activities in the twelve months ended April 5, 1998. The $0.9 million decrease in cash flow from operating activities resulted from unfavorable relative changes in working capital ($2.7 million), partly offset by increased net earnings ($1.8 million).

At April 4, 1999, the Company's outstanding borrowings under its credit agreement consisted of $13.0 million of term loans and $6.5 million of revolving loans. Under the terms of the agreement, $1.9 million of term loans will become due during the remainder of 1999, and an additional $2.5 million of term loans become due during 2000. At April 4, 1999, the additional amount available under the revolving portion of the Company's credit agreement, after consideration of all borrowing base limitations and outstanding loans, was $9.4 million.

The Company expects capital expenditures for additions and replacements to approximate $4.8 million in 1999 and $4.0 million in 2000, with funding to be provided principally from internally generated funds. Through April 4, 1999, the Company had spent $1.8 million on capital expenditures.

In October 1995, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In July 1997, the Board of Directors authorized an additional 500,000 shares of common stock to be repurchased, raising the total allowable purchases to 1,000,000 shares. Through April 4, 1999, the Company had purchased 635,500 shares of its common stock at an average price of $6.33 per share.

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

Engagement of financial advisor

In February 1999, the Board of Directors engaged Merrill Lynch & Co. as a financial advisor to assist the Board in analyzing strategic alternatives to improve shareholder value. In this regard, the Board has agreed to explore a possible sale of the Company and has authorized Merrill Lynch & Co. to provide confidential information to a selected group of potential buyers. Such activities are still in the early stages and there can be no assurance that a sale of the Company will occur.

Adoption of new accounting standards

Reference is made to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Year 2000 issues
Some computers, software and other equipment include programming code in which calendar year data are abbreviated to two digits. As a result, some of these systems could fail to operate, or fail to produce correct results, if dates are not correctly interpreted.
These problems are commonly referred to as the "Year 2000 Problem."

Since 1997, the Company has been working to identify and address Year 2000 issues. The evaluation phase of the Company's Year 2000 readiness project is intended to determine the readiness of internal systems and equipment as well as third parties. The remediation phase includes (i) reprogramming of software,
(ii) replacing computer software, hardware and operating equipment, (iii) testing specific modifications and (iv) identifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems that were modified. As of April 4, 1999, the Company estimates that the internal evaluation phase is substantially complete, but the assessment of third parties described above has not yet begun. The Company has not yet completed the remediation or testing phases, but each phase of the Company's Year 2000 readiness project is expected to be completed by the end of the fourth quarter of 1999.

The related costs of compliance have not yet been determined. However, preliminary estimates, which include costs attributable to the accelerated purchase of replacement hardware and software, approximate $0.5 million, of which $0.4 million has been incurred through the end of the first quarter of 1999, to address Year 2000 issues. While the estimated cost of these efforts are not expected to be material to the Company's financial condition or any year's results of operations, there can be no assurance as to this effect.

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

Interest Rate Risk - The Company occasionally enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counter-party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The Company's existing contracts expire in 2001. The differential to be paid or received on interest rate swap agreements is recognized in net income as an adjustment to interest expense.

Commodity Prices - The Company is exposed to fluctuations in market price for plastic, resins and iron. The Company has not entered into any arrangements to minimize the effects of price fluctuations for these commodities.

                        Part II - Other Information







Item 6 - Exhibits and Reports on Form 8-K

(A)     Exhibits


         27.1     Financial Data Schedule


(B)      Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the quarter ended April 4, 1999.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 7, 1999                    STIMSONITE CORPORATION



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

                                                       Exhibit Index


                                                                      Sequential
Exhibit                                                                 Page
Number                Description                                      Number

27.1                  Financial Data Schedule                            19